Form 10-Q
period 1995-03-31
BOOK CENTERS INC
filed 1995-05-12
CIK 50326

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to

                               --------------------

                          Commission File Number: 0-3839

                               --------------------

                                BOOK CENTERS, INC.
              (Exact name of registrant as specified in its charter)

                                      OREGON
          (State or other jurisdiction of incorporation or organization)

                             5600 N.E. HASSALO STREET
                                 PORTLAND, OREGON
                     (Address of principal executive offices)

                                    93-0508266
                       (IRS Employer Identification Number)

                                      97213
                                    (Zip code)

                                  (503) 287-6657
               (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X                      No

The number of shares outstanding of each of the issuer's classes of common stock was 636,889 shares of common stock, no par value, outstanding as of April 30, 1995.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                BOOK CENTERS, INC.
                                    FORM 10-Q
                                      INDEX

PART I:  Financial Information                                              Page
         ---------------------                                              ----

Item 1:  Financial Statements Book Centers, Inc.
         ---------------------------------------

          Consolidated Balance Sheet<F1>
          at March 31, 1995 and June 30, 1994 . . . . . . . . .. . . . . . . . 4

          Consolidated Statement of Operations<F1>
          for the three month periods ended March 31, 1995 and 1994. . . . . . 6

          Consolidated Statement of Cash Flows<F1>
          for the nine month periods ended March 31, 1995 and 1994 . . . . . . 7

          Consolidated Statement of Operations<F1>
          for the nine month periods ended March 31, 1995 and 1994 . . . . . . 9

          Note to Consolidated Financial Statements. . . . . . . . . . . . . .10

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .11

<F1>

In the opinion of Management, such financial statements contain all adjustments necessary to prevent fairly the financial position as of March 31, 1995 and June 30, 1994 and the results of the operations and cash flows for the three and nine month period ended March 31, 1995.

                                BOOK CENTERS, INC.
                                    FORM 10-Q
                                      INDEX


PART II: Other Information                                                  Page
         -----------------                                                  ----

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 2:  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .13

Item 3:  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .14

Item 4:  Submission of Matters to a Vote of Security Holders . . . . . . . . .15

Item 5:  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                      PART I: Item 1: Financial Information

                               BOOK CENTERS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  (Unaudited)



                                                       3/31/95        6/30/94
                                                      ----------     ----------

ASSETS

Current assets:

Accounts receivable, net of allowance
  for doubtful accounts of
  $11,523 and $12,155                                 $3,627,777     $3,151,717
Book inventories                                       1,510,248      1,233,136
Prepaid expenses                                         326,262        282,445
                                                       ---------      ---------

    Total current assets                               5,464,287      4,667,298

Office furnishings and equipment, at cost
  less accumulated depreciation of
  $633,353 and $583,515                                  171,789        186,570

Other assets                                               3,750          ----
                                                       ---------      ---------
                                                      $5,639,826     $4,853,868
                                                       =========      =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                    (Unaudited)
                                    (Continued)


                                                        3/31/95       6/30/94
                                                       ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank overdraft                                       $1,464,401    $  738,721
  Notes payable                                           377,398       752,567
  Current portion of long-term debt                        19,837        25,729
  Accounts payable                                      2,868,719     3,089,979
  Deferred revenue                                      1,303,219       725,201
  Accrued expenses                                        276,687       329,135
                                                        ---------     ---------

    Total current liabilities                           6,310,261     5,661,332

Long-term debt, less current portion                       46,753        60,698
                                                        ---------     ---------

    Total liabilities                                   6,357,014     5,722,030

Stockholders' equity:

  Common stock, no-par value
    5,000,000 shares authorized
    636,889 issued                                        688,837       688,837
  Paid in capital                                         428,988       428,988
  Accumulated deficit                                  (1,835,013)   (1,985,987)
                                                        ---------     ---------

    Total stockholders' deficit                        (  717,188)   (  868,162)
                                                        ---------     ---------

                                                       $5,639,826    $4,853,868
                                                        =========     =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                        Consolidated Statement of Operations
                                   (Unaudited)


                                                            For the
                                                       Three Month Periods
                                                         Ended March 31,
                                                    ---------------------------
                                                       1995             1994
                                                    ----------       ----------


Net sales                                           $5,974,607       $5,123,178

Expenses:

  Cost of goods sold                                 5,026,654        4,290,219
  Operating and administrative                         845,282          760,259
  Interest                                              50,333           48,311
                                                     ---------        ---------

    Total expenses                                   5,922,269        5,098,789

Income (loss) before taxes

Income taxes                                            52,338           24,389
                                                         ----             ----
Net income (loss)                                       52,338           24,389
                                                     =========        =========

Earnings (loss) per share:
  Income (loss)                                     $      .08       $      .04
                                                     ---------        ---------

    Net income (loss) per share                     $      .08       $      .04
                                                     =========        =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                              For the
                                                          Nine Month Periods
                                                           Ended March 31,
                                                    ---------------------------
                                                       1995             1994
                                                    ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Operations:

  Net income (loss)                                 $  150,987       $   40,002
  Loss on disposal of equipment                          ----            15,353

  Adjustments to reconcile net income
    (loss) before extraordinary item to
    net cash used in operating activities:

    Depreciation and amortization                       49,838           48,587
                                                     ---------        ---------
  Cash flows from operating activities
    before changes in account balances                 200,825          103,942

Changes in account balances:

  Accounts receivable                               (  476,060)         379,991
  Book inventories                                  (  277,112)      (  367,103)
  Prepaid expenses and other                        (   47,567)           5,930
  Accounts payable                                  (  221,260)      (  462,869)
  Deferred revenue                                     578,018          407,538
  Accrued expenses                                  (   52,448)      (   10,239)
  Accrual for restructuring charges                      ----        (   17,019)
                                                     ---------        ---------

Net cash provided by (used in)
  operating activities                              (  295,604)          40,171
                                                     ---------        ---------

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                    (Continued)


                                                               For the
                                                            Nine Month Periods
                                                             Ended March 31,
                                                     --------------------------
                                                        1995            1994
                                                     ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to office furnishings
  and equipment                                     (   35,057)      (   49,583)
Other                                               (       13)           ----
                                                     ---------        ---------

Net cash used in investing activities               (   35,070)      (   49,583)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in notes payable
    to commercial factors                           (  375,169)      (  273,161)
  Net (payments) borrowings on long term debt       (   19,837)          18,628
                                                     ---------        ---------

Net cash provided by (used in)
  financing activities                              (  395,006)      (  254,533)
                                                     ---------        ---------

  Net increase (decrease) in cash                   (  725,680)      (  263,945)

  Bank overdraft, beginning of period               (  738,721)      (1,022,773)

  Bank overdraft, end of period                     $1,464,401      $(1,286,718)
                                                     =========       ==========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Operations
                                   (Unaudited)


                                                             For the
                                                         Nine Month Periods
                                                          Ended March 31,
                                                   ----------------------------
                                                       1995             1994
                                                   -----------      -----------


Net sales                                          $17,247,205      $15,735,861

Expenses:

  Cost of goods sold                                14,433,214       13,085,495
  Operating and administrative                       2,530,393        2,482,156
  Interest                                             132,611          128,208
                                                    ----------       ----------

    Total expenses                                  17,096,218       15,695,859

Income (loss) before taxes and
  extraordinary item                                   150,987           40,002
Income taxes                                             ----             ----
                                                    ----------       ----------

Income (loss) before extraordinary item                150,987           40,002
Extraordinary item:
  Tax benefits from utilization of net
    operating loss carryforwards                         ----             ----
                                                    ----------       ----------

Net income (loss)                                  $   150,987      $    40,002
                                                    ==========       ==========

Earnings (loss) per share                                  .24              .06
                                                    ----------       ----------

  Net income (loss) per share                      $       .24      $       .06
                                                    ==========       ==========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE A:  Earnings (loss) per Common Share
- - -----------------------------------------

Earnings (loss) per common share is based on the average number of common shares outstanding (exclusive of shares held in treasury). The number of shares outstanding at March 31, 1995, was 636,889.

                      PART I:  Item 2:  Financial Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Management's Discussion and Analysis
                              of Financial Condition
                             and Results of Operations
                        ------------------------------------

Earnings increased in the third quarter over the same period in the previous year by $27,949 (114.6%). This is attributable to a 16.62% increase in sales ($851,429). Operating and administrative costs increased by 11.18% primarily because of increased air freight costs for shipping books to customers in Asia, Europe, and Africa. In addition, margins continued to decrease (-2.39%) because of reduced discounts from publishers.

                       PART II:  Item 1:  Other Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                                Legal Proceedings
                                -----------------

There are no additional matters to be reported beyond those contained in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994.

                       PART II:  Item 2:  Other Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                               Changes in Securities
                               ---------------------

a.      Modification of Instruments

        -       None applicable

b.      Modification of Any Other Class of Securities

        -       None applicable

                       PART II:  Item 3:  Other Information

                               BOOK CENTERS, INC.
                                AND SUBSIDIARIES

                         Defaults Upon Senior Securities
                         -------------------------------

a.      Default in Installment Payments

        -       None applicable

b.      Default in Dividend Payments

        -       None applicable

                       PART II:  Item 4:  Other Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

None

                       PART II:  Item 5:  Other Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                                Other Information
                                -----------------

None

                PART II:  Item 6:  Exhibits and Reports on Form 8-K

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                         Exhibits and Reports on Form 8-K
                         --------------------------------

a.      Exhibits

        None

b.      Reports on Form 8-K

        None

                               PART II:  Signatures

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                                    SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        BOOK CENTERS, INC.

Date:  May 12, 1995                     DANIEL P. HALLORAN
                                        ------------------
                                        DANIEL P. HALLORAN, PRESIDENT,
                                        CHAIRMAN OF THE BOARD OF
                                        DIRECTORS, CHIEF FINANCIAL
                                        OFFICER, CONTROLLER, AND SECRETARY/
                                        TREASURER (PRINCIPAL ACCOUNTING
                                        OFFICER)