Form 10-K
period 1995-06-30
BOOK CENTERS INC
filed 1995-09-28
CIK 50326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark one)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995, or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ______________.

Commission file number 0-3839

                              BOOK CENTERS, INC.

            (Exact Name of Registrant as Specified in its Charter)

         Oregon                           93-0508266
------------------------     ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

5600 N.E. Hassalo Street, Portland, Oregon               97213
------------------------------------------             ---------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (503) 287-6657

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class     Name of Each Exchange On Which Registered
-------------------     -----------------------------------------
       None                              None

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                                 ------------
                               (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----     -----

The Registrant's voting stock is not actively traded and the aggregate market value is therefore not available.

The number of shares of Registrant's common stock outstanding on June 30, 1995, was 636,889.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I
                                    ------

ITEM 1:  BUSINESS
-----------------

(a)  General Development of Business.
     -------------------------------

Book Centers, Inc. (formerly known as Industrial Investment Corporation) (the "Company" or the "Registrant") is an Oregon corporation organized in 1961. Its principal continuing business is the distribution of books on a wholesale basis worldwide to college, university, industrial, and other research libraries either for their own use or for resale. It conducts this business through a wholly-owned subsidiary corporation, Academic Book Center, Inc., an Oregon corporation("Academic").

Academic is located in Portland, Oregon, at the same mailing address as the Company. Academic also operates a separate division under a different name. Academic, under the assumed business name Professional Book Center, Inc. ("Professional"), sells medical, technical, scientific, and business books.

Academic previously provided marketing, promotional, warehousing order fulfillment, accounting, and consulting services to publishers of books and periodicals under the assumed business name International Specialized Book Services, Inc. ("International"). Academic sold its assets comprising this division on September 11, 1992, to Chvatel Corporation, and on and after that date, it no longer provides those services.

The Company also formerly conducted a part of its business through another wholly-owned subsidiary, Scholarly Book Center, Inc., an Oregon corporation ("Scholarly"). Scholarly, located in New York, New York, distributed books throughout the Eastern United States, Canada, and Europe. In June, 1991, the Company's Board of Directors decided to close Scholarly's operations and to transfer them to Academic, including fulfilling all of the orders of Scholarly's former customers out of Academic's offices in Portland, Oregon. The Company completed the transfer of Scholarly's operations to Academic on October 31, 1991.

The Company, after it was incorporated, engaged principally in the businesses of agriculture and ownership of real property. It now engages solely in the business of marketing, warehousing, and distributing books.

(b)  Financial Information about Industry Segments.
     ---------------------------------------------

The Company, through its subsidiaries, markets, warehouses, and distributes books on a wholesale basis to college, university, industrial, and other research libraries and to libraries and others (e.g., bookstores) for resale. Book wholesaling is the only industry segment material to its operations. See
Note 7 to the consolidated financial statements, Item 8 of this Report.

(c)  Narrative Description of Business.
     ---------------------------------

(i)  Principal Products and Services.
     -------------------------------

The Company's principal business is to market, warehouse, and distribute books on a wholesale basis to college, university, industrial, and other research libraries either for their own use or for resale. It also sells medical, technical, scientific, and business books. The Company hires sales representatives to solicit such sales. Such employees solicit these sales from libraries, government agencies, and the purchasing departments of other prospective purchasers either in person or by telephone. The Company sells its products to its customers on credit. Its customers are required to pay for the products sold within 60 days of the date of the invoice. The Company also attends all significant trade shows, including trade shows sponsored by the American Library Association and the American Book Sellers Association.

(ii)  New Products.
      ------------

The Company has nothing to report under this caption.

(iii)  Raw Materials.
       -------------

Not applicable.

(iv)  Patents, Trademarks, Licenses, Franchises, and Concessions.
      ----------------------------------------------------------

Not applicable.

(v)  Seasonality of Business.
     -----------------------

The Company's business is not seasonal except that its sales decrease during the summer months.

(vi)  Working Capital Practices.
      -------------------------

The Company purchases its inventory on the basis of its customers' projected requirements. If it does not sell the inventory purchased within a reasonable time, it returns it to the publisher for credit. It purchases its inventory from over 50,000 sources. The terms of the Company's purchase of its inventory varies from publisher to publisher. The Company considers its working capital practices similar to other wholesale distributors of books.

(vii)  Major Customers.
       ---------------

The Company and its subsidiaries provide services to more than 2,000 academic and research libraries worldwide. No one customer accounts for more than 10 percent of consolidated revenues. Sales to customers outside the United States constitute approximately 41 percent of the total volume for the 12 months ended June 30, 1995 (see Note 7 to the consolidated financial statements, Item 8 of this Report).

(viii)  Backlog.
        -------

The Company does not have any backlog. Customers generally place orders on an "as needed basis" and expect delivery within a short period of time.

(ix)  Renegotiation or Termination of Contracts or Subcontracts at Government's
      -------------------------------------------------------------------------
Election.
--------

Not applicable.

(x)  Competitive Conditions.
     ----------------------

The Company is in a highly competitive business. Competition is principally through customer contacts, price, and service. Adequate service generally requires delivery of a book 30 to 60 days after receipt of an order. Publishers also compete against the Company by selling books directly to consumers. There are approximately 25 significant competitors in this market, some of whom have resources substantially greater than those of the Company.

(xi)  Research and Development.
      ------------------------

The Company has not spent any material amounts during the last three fiscal years for company-sponsored research and development or for customer-sponsored research activities with respect to the development of new products.

(xii)  Environment.
       -----------

The Company has nothing to report under this caption.

(xiii)  Number of Persons Employed.
        --------------------------

As of June 30, 1995, the Company (including its subsidiaries) employed approximately 96 persons. Labor unions do not represent any of the Company's employees. The Company considers its relationships with its employees satisfactory.

(d)  Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
Sales.
-----

See Note 7 to the consolidated financial statements, Item 8 of this Report for information with respect to foreign and domestic operations and export sales.

ITEM 2:  PROPERTIES
-------------------

The Company and its subsidiaries lease offices and warehouses in Portland, Oregon, and offices in New York, New York. See Note 3 to the consolidated financial statements, Item 8 of this Report, for obligations under these leases. The Company considers its facilities suitable and adequate for its business purposes. The offices and warehouses provide sufficient additional space for growth.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company did not submit any matters to a vote of its shareholders during the quarter ended June 30, 1995.

                                    PART II
                                    -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         ----------------------------------------------------------------
MATTERS
-------

The Company's common stock is not traded on any exchange. An established public trading market for the stock has not existed for the past ten years. Carr Securities in New York, New York, serves as the "market maker" for the Company. It has served in such position since 1985. Carr Securities effected only two purchases and sales of common stock for the fiscal year ended June 30, 1995 for the purchase and sale of 500 shares in the aggregate at 25 cents per share. Prospective purchasers and sellers have engaged Carr Securities only sporadically since 1985 with the stock price ranging from a low bid of 1/8 to a high bid of 1/2. Information on stock prices on a quarterly basis and for years prior to 1985 is not available due to the absence of an established market.

The Company also established an employee stock ownership plan (ESOP) in 1985 to facilitate the purchase and sale of stock in an inactive market. The ESOP may purchase stock in the open market or directly from the Company. Purchases from the Company increase the number of shares outstanding and the Company's equity, but, depending on the sales price, dilute the interests of existing shareholders. The ESOP is designated as a retirement program for all qualified Company employees. At June 30, 1995, the ESOP owned 65,167 shares of the Company's common stock.
                                     - 5 -

At June 30, 1995, there were 816 shareholders. The Company has not declared any dividends since its incorporation. Under Oregon law, the Company may not pay any dividends if, after the payment of such dividend, the Company would not be able to pay its debts in the usual course of business or the Company's total assets would be less than the sum of its total liabilities. At June 30, 1995, the Company had an accumulated deficit of $1,938,819 and, accordingly, could not pay dividends. The payment of dividends in the future, if the existing deficit is eliminated, is subject to the discretion of the Board of Directors. The Company does not plan to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------


                                                Year Ended June 30,
                                    -----------------------------------------
                                       1995            1994           1993
                                    -----------    -----------    -----------


Sales                               $22,994,555    $21,496,122    $21,906,756

Costs of goods sold                 $19,380,974    $17,930,209    $18,475,858

Operating and administrative        $ 3,417,258    $ 3,443,153    $ 3,501,887
 expenses

Reversal of restructuring charge    $     --       $  (200,366)   $    --
 accrual

Interest expense                    $   179,577    $   168,998    $   173,378

Income (loss) before income taxes   $    47,168    $   220,900    $   (91,036)
 and extraordinary item

Income taxes                        $     --       $    --        $    --

Net income (loss)                   $    47,168    $   220,900    $   (91,036)



                                                Year Ended June 30,
                                    -----------------------------------------
                                       1995            1994           1993
                                    -----------    -----------    -----------


Income (loss) per share:  <F1>
 <F2> <F3> <F4>

Net income (loss) per share         $       .07    $       .35    $      (.14)

Weighted average number of shares       636,889        636,889        636,889
 outstanding

Total assets                        $ 4,949,235    $ 4,853,868    $ 4,775,929

Long-term debt, less current        $    43,201    $    60,698    $         0
 portion

Cash dividends <F5>                 $         0    $         0    $         0

Notes:
-----

<F1>
1.  Net income (loss) per common share was computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding during each period.
<F2>
2. The net loss in 1993 is due principally to a reduction in products sold which, in turn, was caused by loss of several of Scholarly's customers and the reduction in sales of a large corporate customer.
<F3>
3. The net income in 1994 is primarily a result of a reduction the Company's operating expenses, including a reversal of a part of certain restructuring charges incurred in 1991 in connection with the closing of Scholarly.
<F4>
4. The net income in 1995 is a result of an increase in the Company's revenues in the amount of $1,462,083 and a decrease in its operating and administrative expenses in the amount of $25,895.
<F5>
5.  The Company has not declared any dividends since its incorporation.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

(a)  Results of Operations.
     ---------------------

1995 Compared to 1994
---------------------

The Company's sales increased in the fiscal year ended June 30, 1995, in the amount of $1,498,433, from $21,496,122 to $22,994,555, a 6.5 percent increase.
Sales increased because of an eight percent increase in units sold. Margins continued to decrease as a percentage of sales because of lower discounts from publishers and increased competition requiring higher discounts to customers. Management cannot determine if these trends will continue.

Operating and administrative costs declined by $25,895 from $3,443,153 for the fiscal year ended June 30, 1994, to $3,417,258 for the fiscal year ended June 30, 1995. Efficiencies of the Company's new Firm Order computer system and continuous analysis of how various functions are performed caused this decrease. The Company will continue its efforts to improve the productivity of its employees through education and training.

Negative pressures on the Company include increased competition from large competitors, information being produced in electronic formats, increased use of library materials budgets to purchase journals, and budgetary constraints of state-supported educational institutions.

1994 Compared to 1993
---------------------

The Company experienced a decline in sales in 1994 in the amount of $497,193 due to a reduction in products sold. There were two primary reasons for this reduction. One was the lower sales to several commercial customers. The other was in 1993 the Company sold about $125,000 worth of an expensive reference work to libraries. There were no comparable sales in 1994. The cost of goods sold declined for the first time, because of efforts to work with major suppliers to get better terms. It is impossible to tell if this trend will continue.

Operating and administrative costs declined by $58,734, although as a percentage of sales they increased by 1/10 of 1 percent. The Company will continue efforts to improve the productivity of employees and to negotiate better terms with suppliers of goods and services in an effort to reduce operating and administrative costs. The Company introduced new software for its Firm Order operations in June, 1994. It is impossible to predict the effect on increased sales or lower costs.

As noted in previous years, there are several negative factors affecting the Company. Libraries continue to spend larger portions of the budgets on non-book materials such as journals, audio-visual material, and data base access.

1993 Compared to 1992
---------------------

The Company experienced a decline in sales in 1993 in the amount of $1,865,602 due to a reduction in products sold. This was primarily caused by the loss of several former Scholarly customers and the reduction in sales to a large corporate customer. The cost of goods sold continued to increase for several reasons. Publishers continue to lower discounts to the Company in order to prevent the list price of their material from increasing. Publishers also switch the mix of trade, technical, and text discounts such that their overall discounts decline even though their price structure remains the same. The Company is also actively soliciting orders from its customers for audio-visual material that carries little, if any, discount. It is impossible to predict what the future cost of goods will be.

Operating and administrative expenses declined by $221,058 in the fiscal year ended June 30, 1993. They continue to decline for two reasons: decreasing volume and attention to all expenditures.

Two negative factors facing the Company are the continued upward spiral in the cost of serials (the library term for magazines) and the pressure on governmental agencies and departments at all levels to decrease costs. Serials are bought from the same materials budget that a library uses to buy books. As serials absorb a larger portion of the budget, the number of books purchased by many institutions declines. This trend will not be reversed until the national economy improves.

The Company continues to work against these trends by reducing staff, introducing labor-saving technologies, and working with the suppliers of its goods and services to improve prices and the quality of service provided. The Company will introduce a newly programmed Firm Order system in late 1993. It is hoped that this will improve and enhance the quality of the services the

Company provides to its customers. It is impossible, at this point, to predict the effect on increased sales or lower costs.

(b)  Inflation, Market Trends, and Business Factors Beyond Company Control.
     ---------------------------------------------------------------------

Inflation is not considered to be a factor in the Company's business at this time.

Negative pressures on the Company, as previously stated, include increased competition from large competitors, information being produced in electronic formats, increased use of library materials budgets to purchase journals, and budgetary constraints of state-supported educational institutions.

(c)  Liquidity and Capital Resources.
     -------------------------------

It is anticipated that cash flows from financing and operating activities will be sufficient to meet the Company's liquidity need over the next twelve months and thereafter. The Company entered into a new line of credit in June 1995 with a bank. The new line of credit, which expires September 1996, permits the Company to borrow up to $1,400,000 (subject to certain limitations) and bears interest at a rate of two and one-half percent to four percent above the bank's reference rate (the "Index"). The Index equaled nine percent at June 30, 1995.

The new line of credit is secured by all of the Company's assets and is guaranteed by the present officers of the Company who are also stockholders.

The Company, at the time it entered into the new line of credit with the bank, terminated its existing line of credit with another lending institution. This line of credit, which the Company entered into in June 1993, permitted the Company to borrow up to $1,250,000 and bore interest at the rate of six percent above the prime rate (15 percent, 13.25 percent, and 12 percent at June 30, 1995, 1994, and 1993, respectively). It was secured by the Company's accounts receivable, inventory, and equipment and was guaranteed by the present officers of the Company who are also stockholders. The weighted average interest rate under this line of credit in 1995 and 1994 was 14.33 and 12.27 percent, respectively.

The Company does not have any other unused sources of liquid assets. The Company will continue to improve its working capital situation through profitable operations.

The Company did not make any material capital expenditures during the fiscal year ended June 30, 1995.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements and schedules listed on the Index to Consolidated Financial Statements and Schedules on page 23 are incorporated herein by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

The Company has nothing to report under this item.

                                   PART III
                                   --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS
------------------------------------------

(a)  Directors.
     ---------


The following table shows, as to each director and executive officer of the Company, the identified information as of September 22, 1995:


                                                        Director   Term as
                                                        and/or     Director
Name and                                                Executive  and/or
Position              Principal Occupation During       Officer    Executive
with Company     Age  Past Five Years                   Since      Officer Ends
---------------  ---  --------------------------------  ---------  ------------


Daniel P.        48   President, Chairman of the Board  1985       1995
Halloran              of Directors, Chief Financial
                      Officer, Secretary/Treasurer,
President,            and Director of Book Centers,
Chief Financial       Inc., and Scholarly Book Center,
Officer,              Inc.; previously Executive Vice
Controller,           President and Director of
Secretary,            Industrial Investment
Treasurer,            Corporation and Vice President,
Chairman of the       Treasurer, and General Manager
Board of              of Scholarly Book Center, Inc.,
Directors, and        and Academic Book Center, Inc.
Director

Barry E. Fast    52   Vice President and Director of    1986       1995
                      Book Centers, Inc., Academic
Vice President        Book Center, Inc., and
and Director          Scholarly Book Center, Inc.;
                      President of Taylor Carlisle's
                      Bookstore, Inc. (book seller);
                      previously Vice President of
                      East Woods Press (publisher)




Frank L. Ford    45   Registered Representative for     1988       1995
                      Minnesota Mutual and owner of
Director              Certified Bookkeeping Services;
                      Director of S. I. Ford Designs,
                      Inc.; previously owner of Frank
                      Ford & Associates (management
                      consultants)


Directors are elected to hold office until their successors are elected and qualified, subject to prior death, resignation, or removal.

(b)  Executive Officers.
     ------------------

Certain of the directors also serve as the executive officers of the Company. Under the Corporation's Bylaws, executive officers are elected by the Board of Directors and serve until their successors are elected and qualified, subject to prior death, resignation, or removal. Those officers are:

Name                     Position
----                     --------

Daniel P. Halloran       President, Chief Financial Officer, Controller,
                         Secretary/Treasurer, and Chairman of the Board of Directors

Barry E. Fast            Vice President

(c)  Significant Employees.
     ---------------------

John F. Knapp serves as the manager of systems development for the Company. He has served in that capacity since January 1, 1987. His responsibilities include computer systems development for the Company.

Catherine J. Labsch serves as a controller for the Company. She has served in that position since September, 1989. Prior to working for the Company, she worked as the assistant controller for Pihas Schmidt Westerdahl, an advertising agency in Portland, Oregon.

Robert Schatz is the sales manager for the Company. He has served in that position since May, 1979. He manages all of the sales for the Company, including serving as a sales representative himself.

(d)  Compliance With Section 16(a) of the Securities Exchange Act of 1934.
     --------------------------------------------------------------------

For a company with a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934 (the "1934 Act"), Section 16(a) of the 1934 Act requires the officers, directors, and persons who hold more than 10 percent of a registered class of such company's equity securities (the "10 Percent Holders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and 10 Percent Holders are required by the regulations the SEC has promulgated under
Section 16 of the 1934 Act to furnish such company with copies of all forms they file pursuant to Section 16(a).

Based solely on the Company's review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended June 30, 1995, Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and the written representations from certain of the reporting persons that no Forms 5 were required to be filed also with respect to such fiscal year, all required forms were timely filed, except a Form 5 for the fiscal year ended June 30, 1995, filed by Barry E. Fast on September 5, 1995, was 21 days late.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

(a)  Cash Compensation.
     -----------------

The following table sets forth information concerning the compensation for services to the Company in all capacities, for each of the fiscal years ended June 30, 1995, June 30, 1994, and June 30, 1993, of the person who was, at June 30, 1995, the Chief Executive Officer of the Company and each other executive officer of the Company at June 30, 1995 whose compensation for such fiscal year exceeded $100,000.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                              Annual Compensation
                              -------------------


  (a)                (b)       (c)<F1>     (d)         (e)<F2>        (f)<F3>
Name and                                           Other Annual    All Other
Principal                                          Compensation   Compensation
Position             Year   Salary ($)   Bonus $       ($)            ($)
---------            ----   ----------   -------   ------------   ------------


Daniel P. Halloran,  1995    109,200        --         22,381          240
Chief Executive      1994    101,600        --         21,336          224
Officer              1993     99,450        --         10,014          219

-------------------------

<F1>
1 For the fiscal year ended June 30, 1993, Mr. Halloran elected to defer the amount of $4,376 of his salary pursuant to the plan the Company established under Section 401(k) of the Internal Revenue Code, for the fiscal year ended June 30, 1994, he elected to defer $4,470 of his salary for that fiscal year, and for the fiscal year ended June 30, 1995, he elected to defer $4,805 of his salary for that fiscal year. For the fiscal year ended June 30, 1993, Mr. Fast elected to defer the amount of $2,652 of his salary pursuant to the plan the Company established under Section 401(k) of the Internal Revenue Code, for the fiscal year ended June 30, 1994, he elected to defer $2,678 of his salary for that fiscal year, and for the fiscal year ended June 30, 1995, he elected to defer $2,858 of his salary for that fiscal year.
<F2>
2 For the fiscal year ended June 30, 1993, the Company paid on behalf of Mr. Halloran the amount of $5,442 for premiums for life, disability, and medical insurance and $4,572 for an automobile it provided to him, for the fiscal year ended June 30, 1994, it paid premiums for such insurance in the amount of $16,022 and the amount of $5,315 for such automobile, and for the fiscal year ended June 30, 1995, the Company paid $17,066 in premiums for such insurance and the amount of $5,315 for such automobile. For the fiscal year ended June 30, 1993, the Company paid on behalf of Mr. Fast the amount of $5,442 for premiums for life, disability, and medical insurance and $4,808 for an automobile it provided to him, for the fiscal year ended June 30, 1994, it paid premiums for such insurance in the amount of $12,277 and the amount of $5,396 for such automobile, and for the fiscal year ended June 30, 1995, the Company paid $13,273 in premiums for such insurance and the amount of $5,396 for such automobile.
<F3>
3 For fiscal year ended June 30, 1993, the Company contributed to the plan it established under Section 401(k) of the Internal Revenue Code the amount of (continued on next page)

                                     - 14 -



Barry E. Fast,       1995     95,256        --         18,669          143
Vice President       1994     89,280        --         17,673          134
                     1993     88,400        --         10,250          133

(b)  Compensation of Directors.
     -------------------------

In the fiscal year ending June 30, 1995, the Company did not pay any director's fees.

(c)  Employment Contracts and Termination of Employment and Change-in-Control
     ------------------------------------------------------------------------
Arrangements.
------------

Effective January 1, 1992, Messrs. Halloran and Fast each entered into a four-year employment agreement with the Company. Each agreement expires on December
31, 1996, and thereafter is automatically extended for additional one-year terms, unless terminated according to each such employment agreement.

Each employment agreement provides that, upon termination other than for cause, voluntary termination, permanent disability, death, or retirement, the Company will pay to the employee as severance compensation his then fixed salary for a period of 12 months. Each employment agreement also provides that, if within one year after a change in control (as defined under each such employment agreement), (a) the Company terminates the employee without cause or (b)(i) if the employee voluntarily terminates his employment because the Company assigns to him duties of a nonexecutive nature or for which his skills and experience do not reasonably equip him, (ii) the Company fails to pay any salary due under the employment agreement within ten days after written notice from the employee that it is due, or (iii) the Company defaults in its obligations under certain security agreements the Company executed and delivered to certain of its lenders, then the Company will pay to such employee a cash payment equal to one year's salary at the greater of such employee's salary rate in effect on the date of the change in control or his salary rate in effect on the date of his termination of employment. The employee will also, in that event, for one year following his termination of employment continue to participate in any benefit plans of the Company which provide health (including medical and dental), life, or disability insurance or other similar coverage.

-------------------------

   (continued from previous page)
   $219 on behalf of Mr. Halloran, for the fiscal year ended June 30, 1994, it contributed the amount of $224 and for the fiscal year ended June 30, 1995, it contributed the amount of $240. For fiscal year ended June 30, 1993, the Company contributed to the plan it established under Section 401(k) of the Internal Revenue Code the amount of $133 on behalf of Mr. Fast, for the fiscal year ended June 30, 1994, it contributed the amount of $134 and for the fiscal year ended June 30, 1995, it contributed the amount of $143.

For purposes of each employment agreement, a change of control is deemed to occur if a person becomes the beneficial owner of securities of the Company representing 20 percent or more of the combined voting power of the Company's then outstanding securities, the persons who at the beginning of any period of 24 consecutive months constitute the Board of Directors of the Company cease for any reason to constitute a majority thereof (unless the election of each director who is not a director of the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period), the Company is merged or consolidated with another corporation and, as a result of such merger or consolidation, less than 75 percent of the outstanding voted securities of the surviving or resulting corporation is owned in the aggregate by the former shareholders of the Company, or the Company sells all or substantially all of its assets to another corporation which is not a wholly-owned subsidiary.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.
     -----------------------------------------------

The following table sets forth information as of September 22, 1995, with respect to persons known to the Company to be beneficial owners of more than 5 percent of the Company's outstanding shares of common stock. Unless otherwise indicated, the beneficial ownership of securities includes sole investment and voting power with respect to such securities.


                                            Amount and
                                            Nature of
                  Name and Address          Beneficial        Percent of
Title of Class    of Beneficial Owner       Ownership         Class<F1>
--------------    -------------------       ------------      ----------------


Common Stock      Daniel P. Halloran        118,858.815<F2>   18.66%
                  2538 N.E. 32nd Avenue
                  Portland, Oregon 97212

-------------------------

<F1>
1 Percentages are calculated based upon the number of total shares outstanding (636,889).
<F2>
2 The number listed includes 7,584.815 shares held by the Book Centers, Inc. Employee Stock Ownership Plan ("ESOP") which are allocated to the account of Mr. Halloran as of December 31, 1994, all of which are vested to Mr. Halloran's account as of such date. Mr. Halloran has voting and investment power with respect to such shares in the manner set forth in footnote 4.



Common Stock      Barry E. Fast             113,655.027<F3>   17.85%
                  11 Orlando Avenue
                  Ardsley, New York 10502

Common Stock      Book Centers, Inc.          65,167.00<F4>   10.22%
                  Employee Stock
                    Ownership Plan
                  5600 N.E. Hassalo Street
                  Portland, Oregon 97213

-------------------------

<F3>
3 The number listed includes 1,581.027 shares held by the ESOP which are allocated to the account of Mr. Fast as of December 31, 1994, all of which are vested for Mr. Fast's account as of such date. Mr. Fast has voting and investment power with respect to such shares in the manner set forth in footnote 4.
<F4>
4 All of the shares of common stock held by the ESOP are generally voted by the trustee of the ESOP, as directed by the administrator of the ESOP. Each participant in the ESOP is entitled to direct the trustee as to the exercise of any and all voting rights attributable to the shares of common stock then allocated to his or her account. If a participant directs the trustee as to the voting of the shares of common stock allocated to his or her account, all allocated shares of common stock as to which such instructions have been received are voted in accordance with such instructions. The trustee votes any unallocated shares of common stock held by the ESOP or any allocated shares of common stock as to which no voting instructions have been received, in such a manner as directed by the administrator. A participant may not sell or otherwise transfer any shares of common stock allocated to his or her account until the ESOP distributes such shares to him or her, subject to the Company's right of first refusal to purchase any shares the ESOP distributes to a participant in the manner and subject to the conditions set forth in the ESOP. At June 30, 1995, all of the shares held by the ESOP are allocated among the accounts of the participants.

(b)  Security Ownership of Management.
     --------------------------------


The following table shows the shares of the Company's common stock owned by all directors and by all executive officers and directors as a group as of September 22, 1995. Unless otherwise indicated, beneficial ownership included sole voting and investment power as to the shares.


                                            Amount and
                                            Nature of
                  Name and Address          Beneficial        Percent of
Title of Class    of Beneficial Owner       Ownership         Class<F1>
--------------    -------------------       ------------      ----------------


Common Stock      Daniel P. Halloran        118,858.815<F2>   18.66%

Common Stock      Barry E. Fast             113,655.027<F3>   17.85%

Common Stock      Frank L. Ford              10,000.00         1.57%

Common Stock      All executive officers
                  and directors as a
                  group (3 persons)         242,513.842       38.08%

----------------------------

<F1>
1 Percentages are calculated based upon the number of total shares outstanding (636,889).
<F2>
2 The number listed includes 7,584.815 shares held by the ESOP which are allocated to the account of Mr. Halloran as of December 31, 1994, all of which are vested to Mr. Halloran's account as of such date. Mr. Halloran has voting and investment power with respect to such shares in the manner set forth in footnote 4 on page 17.
<F3>
3 The number listed includes 1,581.027 shares held by the ESOP which are allocated to the account of Mr. Fast as of December 31, 1994, all of which are vested for Mr. Fast's account as of such date. Mr. Fast has voting and investment power with respect to such shares in the manner set forth in footnote 4 on page 17.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company has nothing to report under this item.

                                    PART IV
                                    -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  Financial Statements and Financial Statement Schedules.
     ------------------------------------------------------

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

(b)  Reports on Form 8-K.
     -------------------

The Company did not file any Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1995.

(c)  Exhibits.
     --------

     2.  Plan of Acquisition, Reorganization, Arrangement, Liquidation, or
         Succession:  None.

     3.  Articles of Incorporation and Bylaws:

         (a) Restated Articles of Incorporation and Restated Bylaws (incorporated herein by reference to Appendices I and II of the Company's Proxy Statement filed May 24, 1988).

         (b) Articles of Amendment to Restated Articles filed with the Corporation Division of the State of Oregon on October 4, 1990 (incorporated herein by reference to Exhibit "I" to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1990).

     4. Instruments defining the rights of security holders, including indentures: None.

     9.  Voting trust agreements:  None.

     10. Material contracts:

     10.1 Split Dollar Agreement dated May 1, 1993, between Daniel P. Halloran and Book Centers, Inc. (incorporated herein by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

     10.2 Amended and Restated Split Dollar Agreement dated May 1, 1993, between Daniel P. Halloran and Book Centers, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

     10.3 Second Amended and Restated Split Dollar Agreement dated May 1, 1994, between Daniel P. Halloran and Book Centers, Inc.(incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994).

     10.4 Book Centers, Inc. Employee Stock Ownership Plan and Trust (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995).

     10.5 Loan Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.6 Promissory Note dated June 28, 1995, in the principal amount of $750,000, the maker of which is Academic Book Center, Inc. and the payee of which is Centennial Bank.

     10.7 Commercial Security Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.8 Commercial Security Agreement dated June 28, 1995, among Book Centers, Inc., Academic Book Center, Inc., and Centennial Bank.

     10.9 Commercial Pledge Agreement dated June 28, 1995, between Academic Book Center, Inc., Centennial Bank, and Daniel P. and Karen M. Halloran.

     10.10 Agreement to Provide Insurance dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.11 Loan Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.12 Note dated June 28, 1995, in the principal amount of $650,000 the maker of which is Academic Book Center, Inc. and the payee of which is Centennial Bank.

     10.13 Commercial Security Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.14 Commercial Security Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.15 Small Business Administration (SBA) Guaranty dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     10.16 Assignment of Life Insurance Policy as Collateral dated June 28, 1995, among Book Centers, Inc., Academic Book Center, Inc., and Centennial Bank.

     10.17 Commercial Guaranty dated June 28, 1995, among Book Centers, Inc., Academic Book Center, Inc., and Centennial Bank.

     10.18 Commercial Guaranty dated June 28, 1995, between Academic Book Center, Inc., Centennial Bank, and Daniel P. Halloran.

     10.19 Landlord's Consent dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank.

     11.  Statement regarding computation of per share earnings:  Disclosed in note 1 to the consolidated financial statements.

     12.  Statements regarding computation of ratios:  Not applicable.

     13. Annual report to security holders, Form 10-Q or quarterly report to security holders: None.

     16.  Letter regarding change in certifying accountant:  None.

     18.  Letter regarding change in accounting principles:  None.

     21. Subsidiaries of the registrant: See note 1 to the Consolidated Financial Statements.

     22. Published report regarding matters submitted to vote of security holders: None.

     23.  Consents of experts and counsel:  None.

     24.  Power of attorney:  None.

     27.  Financial Data Schedule (filed electronically only).

     28.  Information from reports to state insurance regulation authorities:
          None.

     99.  Additional Exhibits:  None.

(d)  Schedules.
     ---------

The schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOOK CENTERS, INC.


Date:  September 28, 1995                 /s/ Daniel P. Halloran
                                          -------------------------------------
                                          Daniel P. Halloran, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date:  September 28, 1995                 /s/ Daniel P. Halloran
                                          -------------------------------------
                                          Daniel P. Halloran, President,
                                          Controller/Chief Financial Officer,
                                          Secretary/Treasurer, Chairman of the
                                          Board of Directors, and Director


Date:  September 28, 1995                 /s/ Frank L. Ford
                                          -------------------------------------
                                          Frank L. Ford, Director

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page

Report of Independent Certified Public Accountants Relating to
  the Consolidated Financial Statements and Notes thereto                    24

                             Financial Statements

Consolidated Balance Sheets as of June 30, 1995 and 1994                     25

Consolidated Statements of Operations and Accumulated Deficit for
  the years ended June 30, 1995, 1994, and 1993                              27

Consolidated Statements of Cash Flows for the years ended June 30,
  1995, 1994, and 1993                                                       29

Notes to Financial Statements                                                31

The schedules, other than those listed above, have been omitted since they are either not required, not applicable, or the information has been included in the aforementioned financial statements.

INDEPENDENT AUDITORS' REPORT

The Stockholders of Book Centers, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Book Centers, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations and accumulated deficit and of cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Book Centers, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, Book Centers, Inc. and subsidiaries changed their method of accounting for income taxes effective June 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP
Portland, Oregon

August 24, 1995


BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994
-------------------------------------------------------------------------------


                                                       1995           1994
                                                   -----------    -----------


ASSETS

CURRENT ASSETS:
  Accounts receivable (less allowance for
    doubtful accounts of $24,525 and $12,155
    in 1995 and 1994, respectively)                $ 3,453,628    $ 3,151,717
  Book inventories                                   1,083,856      1,233,136
  Prepaid expenses and other                           254,381        282,445
                                                    ----------     ----------
      Total current assets                           4,791,865      4,667,298

OFFICE FURNISHINGS AND EQUIPMENT (Less
  accumulated depreciation and amortization
  of $650,667 and $583,515 in 1995 and 1994,
  respectively)                                        157,370        186,570
                                                    ----------     ----------
TOTAL                                              $ 4,949,235    $ 4,853,868
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Bank overdraft                                   $   216,421    $   738,721
  Current portion of long-term debt (Note 5)            16,649         25,729
  Accounts payable                                   3,073,561      3,089,979
  Notes payable (Note 4)                             1,029,136        752,567
  Deferred revenue                                   1,129,164        725,201
  Accrued expenses                                     262,097        329,135
                                                    ----------     ----------
      Total current liabilities                      5,727,028      5,661,332
                                                    ----------     ----------

LONG-TERM DEBT (Note 5)                                 43,201         60,698
                                                    ----------     ----------

COMMITMENTS (Note 3)                                       -              -



                                                       1995           1994
                                                   -----------    -----------


STOCKHOLDERS' DEFICIT:
  Common stock, no par value, 50,000,000
    shares authorized, 636,889 shares issued           688,837        688,837
  Paid-in capital                                      428,988        428,988
  Accumulated deficit                               (1,938,819)    (1,985,987)
                                                    ----------     ----------
      Total stockholders' deficit                     (820,994)      (868,162)
                                                    ----------     ----------

TOTAL                                              $ 4,949,235    $ 4,853,868
                                                    ==========     ==========

See notes to consolidated financial statements.


BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
-------------------------------------------------------------------------------


                                       1995            1994           1993
                                    -----------    -----------    -----------


REVENUES:
  Sales                             $22,994,555    $21,496,122    $21,906,756
  Other                                  30,422         66,772        153,331
                                     ----------     ----------     ----------

                                     23,024,977     21,562,894     22,060,087
                                     ----------     ----------     ----------

OPERATING EXPENSES:
  Cost of goods sold                 19,380,974     17,930,209     18,475,858
  Operating and administrative        3,417,258      3,443,153      3,501,887
  Reversal of restructuring charge
    accrual (Note 1)                        -         (200,366)           -
  Interest                              179,577        168,998        173,378
                                     ----------     ----------     ----------

                                     22,977,809     21,341,994     22,151,123
                                     ----------     ----------     ----------

INCOME (LOSS) BEFORE TAXES               47,168        220,900        (91,036)

INCOME TAXES (Note 6)                       -              -              -
                                     ----------     ----------     ----------

NET INCOME (LOSS)                        47,168        220,900        (91,036)

ACCUMULATED DEFICIT, BEGINNING
  OF PERIOD                          (1,985,987)    (2,206,887)    (2,115,851)
                                     ----------     ----------     ----------

ACCUMULATED DEFICIT, END OF
  PERIOD                            $(1,938,819)   $(1,985,987)   $(2,206,887)
                                     ==========     ==========     ==========



                                       1995            1994           1993
                                    -----------    -----------    -----------


NET INCOME (LOSS) PER SHARE         $      0.07    $      0.35    $     (0.14)
                                     ==========     ==========     ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                           636,889        636,889        636,889
                                     ==========     ==========     ==========

-------------------------

See notes to consolidated financial statements.

BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
-------------------------------------------------------------------------------


                                       1995            1994           1993
                                    -----------    -----------    -----------


CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                 $    47,168    $   220,900    $   (91,036)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
    Depreciation and amortization        67,152         78,370         81,186
    Gain on sale of division                -              -          (16,047)
    Loss on disposal of property            -            3,306            -
    Restructuring charges                   -         (200,366)       (13,118)
  Change in assets and
    liabilities net of effects of
    sale of division:
    Accounts receivable                (301,911)       221,912        777,944
    Book inventories                    149,280       (338,909)        80,406
    Prepaid expenses and other           28,064         32,924         13,448
    Other assets                            -              -           15,000
    Bank overdraft                     (522,300)      (284,052)       156,517
    Accounts payable                    (16,418)      (108,127)      (594,402)
    Deferred revenue                    403,963        210,874       (447,875)
    Accrued expenses                    (67,038)        43,512         (9,649)
                                     ----------     ----------     ----------

      Net cash used in operating
        activities                     (212,040)      (119,656)       (47,626)
                                     ----------     ----------     ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES -
  Capital expenditures                  (37,952)        (8,588)       (41,369)
                                     ----------     ----------     ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net increase in notes payable         276,569        164,394        116,641
  Long-term debt:
    Borrowings                              -              -            8,100
    Repayments                          (26,577)       (36,150)       (35,746)
                                     ----------     ----------     ----------



                                       1995            1994           1993
                                    -----------    -----------    -----------


      Net cash provided by
        financing activities            249,992        128,244         88,995
                                    -----------    -----------    -----------

NET INCREASE IN CASH                        -              -              -

CASH AT BEGINNING OF YEAR                   -              -              -
                                     ----------     ----------     ----------

CASH AT END OF YEAR                 $       -              -              -
                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING ACTIVITIES:
  Book value of assets sold         $       -      $       -      $    32,272
  Liabilities assumed by buyer              -              -           48,319
  Capital expenditures financed
    by long-term debt                       -           73,263            -

See notes to consolidated financial statements.

BOOK CENTERS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company - Book Centers, Inc. is an Oregon corporation organized in 1961. The Company engages in the business of marketing, warehousing and distributing books worldwide to research and academic libraries.

    Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its 100%-owned subsidiary, Academic Book Center, Inc. ("Academic"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

    Restructuring - During 1991, the Company closed its one hundred percent owned subsidiary Scholarly Book Center, Inc. ("Scholarly"), recording restructuring charges of $600,000. These charges included loss on equipment disposal, employee severance liability, lease termination costs and other incremental costs associated with the closure of these operations. The remaining accrual at June 30, 1993 and 1992, was for lease termination costs. These leases substantially expired during the year ended June 30, 1994 and the remaining restructuring accrual of $200,366 was reversed against operating expenses.

    Statements of Cash Flows - For purposes of the statement of cash flows, the Company considers interest bearing deposits with maturities of 90 days or less to be cash. Cash paid for interest was $177,581, $169,711, and $176,346 for the years ended June 30, 1995, 1994, and 1993, respectively.

    Accounts Receivable - Trade receivables are recorded at estimated collectible value.

    Book Inventories - Inventories are valued at lower of cost or market value using the specific identification method.

    Income Taxes - Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the provision of deferred income taxes based upon an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes. A consolidated federal income tax return is filed by the Company for the consolidated group. Federal tax credits are accounted for, when applicable, under the flow-through method whereby the credit is reflected as a reduction of federal income tax expense in the year in which the credit is used.

    Deferred Revenue - The subsidiary companies receive advance payments from certain customers. These amounts are recognized as revenue when the related books are shipped.

    Office Furnishings and Equipment and Depreciation - Office furnishings and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred, and improvements are capitalized. Depreciation is computed on a straight-line method over the estimated useful lives

    (generally three to ten years) of the related assets. Upon disposal of property subject to depreciation, the accounts are relieved of the related costs and accumulated depreciation and resulting gains and losses are reflected in operations.

    Net Income (Loss) Per Share - Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each year. The weighted average number of shares for each of the three years ended June 30, 1995 was 636,889.

    Reclassifications - Certain amounts from prior periods have been reclassified in order to conform to the 1995 presentation.

2.  EMPLOYEE STOCK OWNERSHIP PLAN

    During 1985, the Company adopted a qualified Employee Stock Ownership Plan. This Plan was initially funded with a $25,000 contribution and is available to all eligible personnel who have been employed by the Company for a least one year. As of June 30, 1995, 65,167 shares of the Company's outstanding common stock had been acquired by the Plan. There were no contributions to the Plan for the years ended June 30, 1995, 1994, and 1993.

3.  LEASE COMMITMENTS

    The Company and one of its subsidiaries are lessees under noncancelable real property leases through 1996. Other leases shown are for automobiles and office equipment. In September 1992, the Company sold certain assets related to an operating division of its wholly-owned subsidiary, Academic. In addition to the purchase of assets, the buyer assumed responsibility for certain liabilities, including the lease for the operating division's primary facility. The sale agreement provided that the Company would guarantee this lease until the expiration of its original term at October 31, 1995.

    Minimum future rentals under capital and operating leases having initial or remaining terms of one year or more as of June 30, 1995 are as follows:


                                                          Capital     Operating
                                                          Leases        Leases
                                                          -------     ---------


1996                                                      $12,284     $37,556
1997                                                       12,419       1,776
1998                                                       12,419         888



                                                          Capital     Operating
                                                          Leases        Leases
                                                          -------     ---------


1999                                                        4,677         -
2000                                                          -           -
                                                           ------      ------
    Total                                                  41,799     $40,220
                                                                       ======
Less amount representing interest                           9,227
                                                           ------

    Present value of minimum lease payments               $32,572
                                                           ======


    Total rent expense was $129,640, $116,210, and $114,830 for the years ended June 30, 1995, 1994, and 1993, respectively.

4.  NOTES PAYABLE

    In June 1991, the Company entered into a new line of credit with a lending institution. Beginning July 1, 1993, the line renewed annually unless the Company elected to terminate the agreement. Under this agreement, the Company could borrow up to a capacity of $1,250,000. The line bore interest at 6% above the prime rate (15%, 13.25%, and 12% at June 30, 1995, 1994, and 1993, respectively), was secured by accounts receivable, inventory and equipment and was personally guaranteed by present officers who are stockholders of the Company. The weighted average interest rate in 1995 and 1994 was 14.33% and 12.27%, respectively. In June 1995, the Company paid off their line of credit with this lending institution, and entered into a new line of credit with a bank. This new agreement expires September 1996, and bears interest at a rate of 2.5% to 4% above the bank's reference rate (the "Index"). The Index was at 9% at June 30, 1995. The Company may borrow up to a capacity of $1,400,000 subject to certain limitations. These borrowings are secured by assets of the Company and are guaranteed by stockholders of the Company who are also officers.

5.  LONG-TERM DEBT

    Long-term debt at June 30, 1995 and 1994 consisted of the following:


                                                       1995           1994
                                                   -----------    -----------


Note payable to related parties at 12% interest,
  payable monthly through June 1995
  collateralized by computer equipment             $     -        $     8,483
Note payable to related parties at 12% interest,
  payable monthly through November 1998,
  collateralized by computer equipment                  22,138         27,079
Note payable to a bank, at 8.9% interest,
  payable monthly through February 1997,
  collateralized by an automobile                        5,140          7,879
Capital lease obligations (Note 3)                      32,572         42,986
                                                    ----------     ----------

    Total                                               59,850         86,427
Less current portion                                    16,649         25,729
                                                    ----------     ----------

    Total long-term debt                           $    43,201    $    60,698
                                                    ==========     ==========


    Maturities of long-term debt, including minimum capital lease payments, net of interest portion, at June 30, 1995 were as follows:

       1996                                                       $    16,649
       1997                                                            17,738
       1998                                                            17,868
       1999                                                             7,595
       2000                                                               -
                                                                   ----------

             Total                                                $    59,850
                                                                   ==========

    The above notes payable to related parties are to individuals who are present officers and stockholders of the Company.

6.  INCOME TAXES

    The Company adopted SFAS No. 109, Accounting for Income Taxes, effective July 1, 1993. The statement requires the provision of deferred income taxes based upon an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes. The statement also provides for the recognition of net operating loss ("NOL") carryforwards as a deferred tax asset.

    Income tax expenses attributable to operations consisted of the following:


                                                    June 30,
                                    -----------------------------------------
                                       1995            1994           1993
                                    -----------    -----------    -----------


Current:
  Federal                           $     -        $     -        $     -
  State                                   -              -              -

Deferred:
  Federal                                 -              -              -
  State                                   -              -              -
                                     ----------     ----------     ----------

      Total income tax expense      $     -              -              -
                                     ==========     ==========     ==========

    Reconciliation between the statutory federal income tax rate and the effective tax is as follows:


                                                    June 30,
                                    -----------------------------------------
                                       1995            1994           1993
                                    -----------    -----------    -----------


Computed federal income taxes       $    16,000    $    75,000    $     -
State taxes, net of federal
  benefit                                 2,000          9,000          -
Nondeductible expenses                   10,000         13,000          -
Operating loss carryforwards            (28,000)       (97,000)         -
                                     ----------     ----------     ----------

    Total income tax expense        $     -        $     -        $     -
                                     ==========     ==========     ==========


    The tax effort of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:


                                                     June 30,       June 30,
                                                       1995           1994
                                                   -----------    -----------


Deferred tax assets:
  Depreciation                                     $    70,000    $    62,000
  Accrued expenses                                     100,000         90,000
  NOL carryforwards                                    254,000        297,000
  Investment tax and jobs credit carryforward           21,000         51,000
                                                    ----------     ----------

                                                       445,000        500,000
Valuation allowance                                   (445,000)      (500,000)
                                                    ----------     ----------

    Net deferred tax asset                         $       -      $       -
                                                    ==========     ==========


    There were no deferred tax liabilities at June 30, 1995. Deferred tax assets have been reduced by a valuation allowance as realization of some portion of these future tax benefits is subject to significant uncertainties. The net change in the valuation allowance for the year ended June 30, 1995, was $55,000.

    At June 30, 1995, the Company's net operating loss carryforwards totaled approximately $1,220,000 for financial reporting purposes expiring through 2008. Net operating loss carryforwards totaled approximately $649,000 for tax purposes and expire as follows:

                                              Amount of
                 Year of                         Loss
               Expiration                    Carryforward
               ----------                    ------------


               2002                          $ 67,000
               2003                           224,000
               2006                            65,000
               2007                           238,000
               2008                            55,000
                                              -------

                     Total                   $649,000
                                              =======

                                     - 36 -

    Investment tax and new jobs credit carryovers approximate $21,000 at June 30, 1995 and expire at various dates through 2000.

7.  BUSINESS SEGMENT INFORMATION

    The Company's principal industry segment is book wholesaling. Other segments and transfers between segments are immaterial. Export sales were $9,524,537, $8,344,825, and $7,181,519 for the years ended June 30, 1995,
    1994, and 1993, respectively, and were made to various countries. In addition, accounts receivable from export sales were $1,726,442, $1,418,251, and $1,529,259 at June 30, 1995, 1994, and 1993, respectively.

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-10.5      Loan Agreement dated June 28, 1995, between Academic
             Book Center, Inc. and Centennial Bank

EX-10.6 Promissory Note dated June 28, 1995, in the principal amount of $750,000, the maker of which is Academic
             Book Center, Inc. and the payee of which is Centennial
             Bank

EX-10.7 Commercial Security Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank

EX-10.8 Commercial Security Agreement dated June 28, 1995, among Book Centers, Inc., Academic Book Center, Inc., and Centennial Bank

EX-10.9 Commercial Pledge Agreement dated June 28, 1995, between Academic Book Center, Inc., Centennial Bank, and Daniel P. and Karen M. Halloran.

EX-10.10 Agreement to Provide Insurance dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank

EX-10.11     Loan Agreement dated June 28, 1995, between Academic
             Book Center, Inc. and Centennial Bank

EX-10.12 Note dated June 28, 1995, in the principal amount of $650,000, the maker of which is Academic Book Center, Inc. and the payee of which is Centennial Bank

EX-10.13 Commercial Security Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank

EX-10.14 Commercial Security Agreement dated June 28, 1995, between Academic Book Center, Inc. and Centennial Bank

EX-10.15     Small Business Administration (SBA) Guaranty dated
             June 28, 1995, between Academic Book Center, Inc. and
             Centennial Bank

EX-10.16 Assignment of Life Insurance Policy as Collateral dated June 28, 1995, among Book Centers, Inc., Academic
             Book Center, Inc., and Centennial Bank



EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-10.17     Commercial Guaranty dated June 28, 1995, among Book
             Centers, Inc., Academic Book Center, Inc., and
             Centennial

EX-10.18     Commercial Guaranty dated June 28, 1995, between
             Academic Book Center, Inc., Centennial Bank, and
             Daniel P. Halloran

EX-10.19     Landlord's Consent dated June 28, 1995, between
             Academic Book Center, Inc. and Centennial Bank

EX-27        Financial Data Schedule (filing electronically only)
