Form 10-Q
period 1995-09-30
BOOK CENTERS INC
filed 1995-11-14
CIK 50326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________

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

                          Yes X                      No

The number of shares outstanding of each of the issuer's classes of common stock was 636,889 shares of common stock, no par value, outstanding as of September 30, 1995.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BOOK CENTERS, INC.
                                    FORM 10-Q
                                      INDEX

PART I:  Financial Information                                             Page
         ---------------------                                             ----

Item 1:  Financial Statements Book Centers, Inc.
         ---------------------------------------

         Consolidated Balance Sheet<F1>
         at September 30, 1995 and June 30, 1995. . . . . . . . . . . . . .   4

         Consolidated Statements of Operations<F1>
         for the three month periods ended September 30, 1995 and 1994. . .   6

         Consolidated Statements of Cash Flows<F1>
         for the three month periods ended September 30, 1995 and 1994. . .   7

         Consolidated Statements of Operations<F1>
         for the three month periods ended September 30, 1995 and 1994. . .   9

         Note to Consolidated Financial Statements. . . . . . . . . . . . .  10

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  11

<F1>

In the opinion of Management, such financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and June 30, 1995 and the results of the operations and cash flows for the three month period ended September 30, 1995.

                                BOOK CENTERS, INC.
                                    FORM 10-Q
                                      INDEX


PART II: Other Information                                                 Page
         -----------------                                                 ----

Item 1:  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2:  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .  13

Item 3:  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  14

Item 4:  Submission of Matters to a Vote of Security Holders. . . . . . . .  15

Item 5:  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                      PART I: Item 1: Financial Information

                               BOOK CENTERS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  (Unaudited)



                                                      9/30/95        6/30/95
                                                     ----------     ----------


ASSETS

Current assets:

Accounts receivable, net of allowance
  for doubtful accounts of
  $39,520 and $24,525                                $3,528,079     $3,453,628
Book inventories                                      1,259,541      1,083,856
Prepaid expenses                                        326,139        254,381
                                                      ---------      ---------

    Total current assets                              5,113,759      4,791,865

Office furnishings and equipment, at cost
  less accumulated depreciation of
  $669,035 and $650,667                                 153,038        157,370

Other assets                                              6,392          ----
                                                      ---------      ---------
                                                     $5,273,189     $4,959,235
                                                      =========      =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                    (Unaudited)
                                    (Continued)


                                                       9/30/95       6/30/95
                                                      ----------    ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank overdraft                                      $1,664,774    $  216,421
  Notes payable                                          427,344     1,029,136
  Current portion of long-term debt                        6,415        16,649
  Accounts payable                                     2,084,853     3,073,561
  Deferred revenue                                     1,643,331     1,129,164
  Accrued expenses                                       216,429       262,097
                                                       ---------     ---------

    Total current liabilities                          6,043,146     5,727,028

Long-term debt, less current portion                      47,020        43,201
                                                       ---------     ---------

    Total liabilities                                  6,090,166     5,770,229

Stockholders' equity:

  Common stock, no-par value
    50,000,000 shares authorized
    636,889 shares issued                                688,837       688,837
  Paid in capital                                        428,988       428,988
  Accumulated deficit                                 (1,934,802)   (1,938,819)
                                                       ---------     ---------

    Total stockholders' deficit                       (  816,977)   (  820,994)
                                                       ---------     ---------

                                                      $5,273,189    $4,949,235
                                                       =========     =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                        Consolidated Statement of Operations
                                   (Unaudited)


                                                           For the
                                                      Three Month Periods
                                                      Ended September 30,
                                                   ---------------------------
                                                      1995             1994
                                                   ----------       ----------

Net sales                                          $5,259,806       $5,244,391

Expenses:
  Cost of goods sold                                4,445,277        4,356,738
  Operating and administrative                        790,804          819,969
  Interest                                             19,708           40,334
                                                    ---------        ---------

    Total expenses                                  5,255,791        5,217,041

Income (loss) before taxes                              4,017           27,350

Income taxes                                            ----             ----
                                                    ---------        ---------

Net income (loss)                                       4,017           27,350
                                                    =========        =========

Earnings (loss) per share:
  Income (loss)                                    $      .01       $      .04
                                                    ---------        ---------

    Net income (loss) per share                    $      .01       $      .04
                                                    =========        =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                             For the
                                                        Three Month Periods
                                                        Ended September 30,
                                                   ---------------------------
                                                      1995             1994
                                                   ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Operations:
  Net income (loss)                                $    4,017       $   27,350
  Gain on sale of equipment                            ----              ----

  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization                      18,368           16,526

Changes in account balances:

  Accounts receivable                              (   74,451)      (   78,485)
  Book inventories                                 (  175,685)      (  238,791)
  Prepaid expenses and other                       (   78,150)          12,257
  Accounts payable                                 (  988,708)      (  520,857)
  Deferred revenue                                    514,167          939,251
  Accrued expenses                                 (   45,668)      (   87,286)
                                                    ---------        ---------

Net cash provided by (used in)
  operating activities                             (  826,110)      (   26,089)
                                                    ---------        ---------

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                    (Continued)


                                                              For the
                                                        Three Month Periods
                                                        Ended September 30,
                                                    --------------------------
                                                       1995            1994
                                                    ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to office furnishings
  and equipment                                     (   14,036)     (    9,734)
Other                                                               (       15)
                                                     ---------       ---------

Net cash used in investing activities               (   14,036)     (    9,749)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in notes payable
    to commercial factors                           (  601,792)     (  345,137)
  Net (payments) borrowings on long term debt       (    6,415)     (    6,365)
                                                     ---------       ---------

Net cash provided by (used in)
  financing activities                              (  608,207)     (  351,502)
                                                     ---------       ---------

  Net increase (decrease) in cash                   (1,448,353)     (  291,286)

  Bank overdraft, beginning of period               (  216,421)     (  738,721)

  Bank overdraft, end of period                    $(1,664,774)    $(1,030,007)
                                                     =========       =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Operations
                                   (Unaudited)


                                                            For the
                                                       Three Month Periods
                                                       Ended September 30,
                                                  ----------------------------
                                                      1995             1994
                                                  -----------      -----------


Net sales                                         $ 5,259,806      $ 5,244,391

Expenses:
  Cost of goods sold                                4,445,277        4,356,738
  Operating and administrative                        790,804          819,969
  Interest                                             19,708           40,334
                                                   ----------       ----------

    Total expenses                                  5,255,789        5,217,041

Income (loss) before taxes                              4,017           27,350

Income taxes                                            ----             ----
                                                   ----------       ----------

Net income (loss)                                 $     4,017      $    27,350
                                                   ==========       ==========

Earnings (loss) per share:
  Income (loss)                                           .01              .04
                                                   ----------       ----------

  Net income (loss) per share                     $       .01      $       .04
                                                   ==========       ==========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE A:  Earnings (loss) per Common Share
-----------------------------------------

Earnings (loss) per common share is based on the average number of common shares outstanding (exclusive of shares held in treasury). The number of shares outstanding at September 30, 1995, was 636,889.

                      PART I:  Item 2:  Financial Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Management's Discussion and Analysis
                              of Financial Condition
                             and Results of Operations
                       ------------------------------------

     Earnings decreased in the first quarter of 1995 over the first quarter of 1994 by $23,333. Although sales increased by $15,415, Operating costs decreased by $29,165, and Interest expense declined by $20,626, the Cost of Goods increased by $88,539. Efforts to improve purchasing from publishers and to review customer pricing are in place. It is believed this will improve the situation in future quarters.

     Increased sales overseas has resulted in a slow down in payments. Accounts over 90 days have been increased from 8.15% of Accounts Receivable in 1994 to 14.8% in 1995. Additional efforts to contact customers earlier in the payment cycle are being made to reduce the percentage of unpaid accounts.

                       PART II:  Item 1:  Other Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                                Legal Proceedings
                                -----------------

There are no additional matters to be reported beyond those contained in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

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

None applicable

                PART II:  Item 6:  Exhibits and Reports on Form 8-K

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                         Exhibits and Reports on Form 8-K
                         --------------------------------

a.      Exhibits

        Exhibit 27 - Financial Data Schedule (filed electronically only)

b.      Reports on Form 8-K

        - None applicable

                               PART II:  Signatures

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                                    Signatures
                                    ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                                        BOOK CENTERS, INC.


Date:  September 10, 1995               /s/ DANIEL P. HALLORAN
                                        --------------------------------------
                                        DANIEL P. HALLORAN, PRESIDENT,
                                        CHAIRMAN OF THE BOARD OF
                                        DIRECTORS, CHIEF FINANCIAL
                                        OFFICER, CONTROLLER, AND SECRETARY/
                                        TREASURER (PRINCIPAL ACCOUNTING
                                        OFFICER)

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-27        Financial Data Schedule
