Form 10-Q/A
period 1995-09-30
BOOK CENTERS INC
filed 1995-12-21
CIK 50326

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                               --------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

The quarterly report on Form 10-Q for the quarter ended September 30, 1995, electronically filed with the Securities and Exchange Commission on November 13, 1995, is amended to substitute "November 10, 1995" for "September 10, 1995" on the signature page to reflect the actual date the paper copy was executed (the paper copy thereof correctly stated "November 10, 1995" on the signature page).

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                                        BOOK CENTERS, INC.


Date:  December 19, 1995           By:  /s/ DANIEL P. HALLORAN
                                        --------------------------------------
                                        DANIEL P. HALLORAN, PRESIDENT,
                                        CHAIRMAN OF THE BOARD OF
                                        DIRECTORS, CHIEF FINANCIAL
                                        OFFICER, CONTROLLER, AND SECRETARY/
                                        TREASURER (PRINCIPAL ACCOUNTING
                                        OFFICER)