Form 10-Q
period 1995-12-31
BOOK CENTERS INC
filed 1996-02-14
CIK 50326

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1995, or

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

                          Yes X                      No

The number of shares outstanding of each of the issuer's classes of common stock was 636,889 shares of common stock, no par value, outstanding as of December 31, 1995.

                                BOOK CENTERS, INC.
                                    FORM 10-Q
                                      INDEX

PART I:  Financial Information                                             Page
         ---------------------                                             ----

Item 1:  Financial Statements Book Centers, Inc.
         ---------------------------------------

         Consolidated Balance Sheet<F1>
         at December 31, 1995 and June 30, 1995. . . . . . . . . . . . . .   4

         Consolidated Statements of Operations<F1>
         for the three month periods ended December 31, 1995 and 1994. . .   6

         Consolidated Statements of Cash Flows<F1>
         for the six month periods ended December 31, 1995 and 1994. . . .   7

         Consolidated Statements of Operations<F1>
         for the six month periods ended December 31, 1995 and 1994. . . .   9

         Note to Consolidated Financial Statements. . . . . . . . . . . . .  10

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  11

<F1>

In the opinion of Management, such financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995 and June 30, 1995 and the results of the operations and cash flows for the six month period ended December 31, 1995.

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


                                                      12/31/95        6/30/95
                                                     ----------     ----------


ASSETS

Current assets:

Accounts receivable, net of allowance
  for doubtful accounts of
  $34,674 and $24,525                                $3,961,043     $3,453,628
Book inventories                                      1,179,736      1,083,856
Prepaid expenses                                        339,772        254,381
                                                      ---------      ---------

    Total current assets                              5,480,551      4,791,865

Office furnishings and equipment, at cost
  less accumulated depreciation of
  $240,016 and $650,667                                 177,231        157,370

Other assets                                              5,599          ----
                                                      ---------      ---------
                                                     $5,663,381     $4,959,235
                                                      =========      =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                    (Unaudited)
                                    (Continued)


                                                       12/31/95       6/30/95
                                                      ----------    ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank overdraft                                      $1,477,612    $  216,421
  Notes payable                                          296,936     1,029,136
  Current portion of long-term debt                        9,367        16,649
  Accounts payable                                     2,491,462     3,073,561
  Deferred revenue                                     1,797,493     1,129,164
  Accrued expenses                                       234,377       262,097
                                                       ---------     ---------

    Total current liabilities                          6,307,247     5,727,028

Long-term debt, less current portion                      68,805        43,201
                                                       ---------     ---------

    Total liabilities                                  6,376,052     5,770,229

Stockholders' equity:

  Common stock, no-par value
    50,000,000 shares authorized
    636,889 shares issued                                688,837       688,837
  Paid in capital                                        428,988       428,988
  Accumulated deficit                                 (1,830,496)   (1,938,819)
                                                       ---------     ---------

    Total stockholders' deficit                       (  712,671)   (  820,994)
                                                       ---------     ---------

                                                      $5,663,381    $4,949,235
                                                       =========     =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                        Consolidated Statement of Operations
                                   (Unaudited)


                                                           For the
                                                      Three Month Periods
                                                       Ended December 31,
                                                   ---------------------------
                                                      1995             1994
                                                   ----------       ----------

Net sales                                          $6,371,162       $6,028,207

Expenses:
  Cost of goods sold                                5,338,776        5,049,822
  Operating and administrative                        912,261          865,142
  Interest                                             15,814           41,944
                                                    ---------        ---------

    Total expenses                                  6,266,851        5,956,908

Income (loss) before taxes                            104,311           71,299

Income taxes                                            ----             ----
                                                    ---------        ---------

Net income (loss)                                     104,311           71,299
                                                    =========        =========

Earnings (loss) per share:
  Income (loss)                                    $      .16       $      .11
                                                    ---------        ---------

    Net income (loss) per share                    $      .16       $      .11
                                                    =========        =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                             For the
                                                        Six Month Periods
                                                        Ended December 31,
                                                   ---------------------------
                                                      1995             1994
                                                   ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Operations:
  Net income (loss)                                $  108,323       $   98,649
  Gain on sale of equipment                            ----              ----

  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization                      39,028           39,141

Changes in account balances:

  Accounts receivable                              (  507,415)      (  452,134)
  Book inventories                                 (   95,880)      (  403,666)
  Prepaid expenses and other                       (   90,990)      (   14,301)
  Accounts payable                                 (  582,099)         124,701
  Deferred revenue                                    668,329          830,236
  Accrued expenses                                 (   27,720)      (   76,283)
                                                    ---------        ---------

Net cash provided by (used in)
  operating activities                             (  488,424)      (  146,343)
                                                    ---------        ---------

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                    (Continued)


                                                              For the
                                                        Six Month Periods
                                                        Ended December 31,
                                                    --------------------------
                                                       1995            1994
                                                    ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to office furnishings
  and equipment                                     (   58,889)     (   27,036)
Other                                                               (        5)
                                                     ---------       ---------

Net cash used in investing activities               (   58,889)     (   27,041)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in notes payable
    to commercial factors                           (  732,200)     (  514,791)
  Net (payments) borrowings on long term debt           18,322      (   12,998)
                                                     ---------       ---------

Net cash provided by (used in)
  financing activities                              (  713,878)     (  527,789)
                                                     ---------       ---------

  Net increase (decrease) in cash                   (1,261,191)     (  408,487)

  Bank overdraft, beginning of period               (  216,421)     (  738,721)

  Bank overdraft, end of period                    $(1,477,612)    $(1,147,208)
                                                     =========       =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Operations
                                   (Unaudited)


                                                            For the
                                                       Six Month Periods
                                                       Ended December 31,
                                                  ----------------------------
                                                      1995             1994
                                                  -----------      -----------


Net sales                                         $11,630,968      $11,272,598

Expenses:
  Cost of goods sold                                9,784,053        9,406,560
  Operating and administrative                      1,703,010        1,685,111
  Interest                                             35,522           82,278
                                                   ----------       ----------

    Total expenses                                 11,522,644       11,173,949

Income (loss) before taxes                            108,323           98,649

Income taxes                                            ----             ----
                                                   ----------       ----------

Net income (loss)                                 $   108,323      $    98,649
                                                   ==========       ==========

Earnings (loss) per share:
  Income (loss)                                           .17              .16
                                                   ----------       ----------

  Net income (loss) per share                     $       .17      $       .16
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


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE A:  Earnings (loss) per Common Share
-----------------------------------------

Earnings (loss) per common share is based on the average number of common shares outstanding (exclusive of shares held in treasury). The number of shares outstanding at December 31, 1995, was 636,889.

                      PART I:  Item 2:  Financial Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Management's Discussion and Analysis
                              of Financial Condition
                             and Results of Operations
                       ------------------------------------

Sales in the first six months of this fiscal year increased by 3.18 percent over the comparable period in the previous year. This included a 1.26 percent increase in the number of units sold. Operating and administrative costs increased only 1.07 percent. The new financing arrangement resulted in a decrease of 56.83 percent in interest expense during the period. As reported in previous periods, the cost of goods sold increased by 4.01 percent from the year earlier period. As a result of the improvement in sales, lower interest payments, and increase in the cost of goods sold, profits for the period increased by 9.81 percent.

Overdue foreign receivables are still running at high levels; about 15 percent are over normal terms. It is expected that increased collection efforts and the end of many foreign libraries' fiscal years in March will result in a significant improvement.

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

                                        BOOK CENTERS, INC.


Date:  February 12, 1996                /s/ DANIEL P. HALLORAN
                                        --------------------------------------
                                        DANIEL P. HALLORAN, PRESIDENT,
                                        CHAIRMAN OF THE BOARD OF
                                        DIRECTORS, CHIEF FINANCIAL
                                        OFFICER, CONTROLLER, AND SECRETARY/
                                        TREASURER (PRINCIPAL ACCOUNTING
                                        OFFICER)

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-27        Financial Data Schedule
