Form 10-Q/A
period 1995-12-31
BOOK CENTERS INC
filed 1996-03-29
CIK 50326

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

The quarterly report on Form 10-Q for the quarter ended December 31, 1995, electronically filed with the Securities and Exchange Commission on February 13, 1996, is amended to substitute the Financial Data Schedule filed with such report with the Financial Data Schedule filed with this amendment.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

                                        BOOK CENTERS, INC.


Date:  March 28, 1996              By:  /s/ Daniel P. Halloran
                                        --------------------------------------
                                        Daniel P. Halloran, President,
                                        Chairman of the Board of
                                        Directors, Chief Financial
                                        Officer, Controller, and Secretary/
                                        Treasurer (Principal Accounting
                                        Officer)

                               INDEX TO EXHIBITS


EXHIBIT          DESCRIPTION                                             PAGE
-------          -----------                                             ----

EX-27            Financial Data Schedule
