Form 10-Q
period 1996-03-31
BOOK CENTERS INC
filed 1996-05-15
CIK 50326

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996, or

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

                          Yes X                      No

The number of shares outstanding of each of the issuer's classes of common stock was 1,125,156 shares of common stock, no par value, outstanding as of April 30, 1996.

                                BOOK CENTERS, INC.
                                    FORM 10-Q
                                      INDEX

PART I:  Financial Information                                             Page
         ---------------------                                             ----

Item 1:  Financial Statements Book Centers, Inc.
         ---------------------------------------

         Consolidated Balance Sheet<F1>
         at March 31, 1996 and June 30, 1995. . . . . . . . . . . . . . .    4

         Consolidated Statements of Operations<F1>
         for the three month periods ended March 31, 1996 and 1995. . . .    6

         Consolidated Statements of Cash Flows<F1>
         for the nine month periods ended March 31, 1996 and 1995 . . . .    7

         Consolidated Statements of Operations<F1>
         for the nine month periods ended March 31, 1996 and 1995 . . . .    9

         Note to Consolidated Financial Statements  . . . . . . . . . . .   10

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . .  11

<F1>

In the opinion of Management, such financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and June 30, 1995 and the results of the operations and cash flows for the nine month period ended March 31, 1996.

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


                                                       3/31/96        6/30/95
                                                     ----------     ----------


ASSETS

Current assets:

Accounts receivable, net of allowance
  for doubtful accounts of
  $40,274 and $24,525                                $3,775,625     $3,453,628
Book inventories                                      1,317,719      1,083,856
Prepaid expenses                                        266,586        254,381
                                                      ---------      ---------

    Total current assets                              5,359,930      4,791,865

Office furnishings and equipment, at cost
  less accumulated depreciation of
  $255,492 and $650,667                                 175,734        157,370

Other assets                                              2,400          ----
                                                      ---------      ---------
                                                     $5,538,064     $4,959,235
                                                      =========      =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                            Consolidated Balance Sheet
                                    (Unaudited)
                                    (Continued)


                                                        3/31/96       6/30/95
                                                      ----------    ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank overdraft                                      $1,328,600    $  216,421
  Notes payable                                          830,515     1,029,136
  Current portion of long-term debt                       24,757        16,649
  Accounts payable                                     2,385,456     3,073,561
  Deferred revenue                                     1,344,851     1,129,164
  Accrued expenses                                       220,523       262,097
                                                       ---------     ---------

    Total current liabilities                          6,134,702     5,727,028

Long-term debt, less current portion                      55,233        43,201
                                                       ---------     ---------

    Total liabilities                                  6,189,935     5,770,229

Stockholders' equity:

  Common stock, no-par value
    50,000,000 shares authorized
    1,125,156 shares issued                              688,837       688,837
  Paid in capital                                        428,988       428,988
  Accumulated deficit                                 (1,769,696)   (1,938,819)
                                                       ---------     ---------

    Total stockholders' deficit                       (  651,871)   (  820,994)
                                                       ---------     ---------

                                                      $5,538,064    $4,949,235
                                                       =========     =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                        Consolidated Statement of Operations
                                   (Unaudited)


                                                           For the
                                                      Three Month Periods
                                                       Ended March 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------

Net sales                                          $5,921,986       $5,974,607

Expenses:
  Cost of goods sold                                4,953,800        5,026,654
  Operating and administrative                        877,956          845,282
  Interest                                             29,495           50,333
                                                    ---------        ---------

    Total expenses                                  5,861,251        5,922,269

Income (loss) before taxes                             60,735           52,388

Income taxes                                            ----             ----
                                                    ---------        ---------

Net income (loss)                                      60,735           52,388
                                                    =========        =========

Earnings (loss) per share:
  Income (loss)                                    $      .05       $      .08
                                                    ---------        ---------

    Net income (loss) per share                    $      .05       $      .08
                                                    =========        =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                             For the
                                                        Nine Month Periods
                                                         Ended March 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Operations:
  Net income (loss)                                $  169,118       $  150,987
  Gain on sale of equipment                            ----              ----

  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization                      56,353           49,838

Changes in account balances:

  Accounts receivable                              (  321,997)      (  476,060)
  Book inventories                                 (  233,863)      (  277,112)
  Prepaid expenses and other                       (   14,605)      (   47,567)
  Accounts payable                                 (  688,105)      (  221,260)
  Deferred revenue                                    215,687          578,018
  Accrued expenses                                 (   41,574)      (   52,448)
                                                    ---------        ---------

Net cash provided by (used in)
  operating activities                             (  858,986)      (  295,604)
                                                    ---------        ---------

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                    (Continued)


                                                              For the
                                                        Nine Month Periods
                                                          Ended March 31,
                                                    --------------------------
                                                       1996            1995
                                                    ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to office furnishings
  and equipment                                     (   74,712)     (   35,057)
Other                                                               (       13)
                                                     ---------       ---------

Net cash used in investing activities               (   74,712)     (   35,070)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in notes payable
    to commercial factors                           (  198,621)     (  375,169)
  Net (payments) borrowings on long term debt           20,140      (   19,837)
                                                     ---------       ---------

Net cash provided by (used in)
  financing activities                              (  178,481)     (  395,006)
                                                     ---------       ---------

  Net increase (decrease) in cash                   (1,112,179)     (  725,680)

  Bank overdraft, beginning of period               (  216,421)     (  738,721)

  Bank overdraft, end of period                    $(1,328,600)    $(1,464,401)
                                                     =========       =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Operations
                                   (Unaudited)


                                                            For the
                                                       Nine Month Periods
                                                        Ended March 31,
                                                  ----------------------------
                                                      1996             1995
                                                  -----------      -----------


Net sales                                         $17,552,954      $17,247,205

Expenses:
  Cost of goods sold                               14,737,853       14,433,214
  Operating and administrative                      2,580,966        2,530,393
  Interest                                             65,017          132,611
                                                   ----------       ----------

    Total expenses                                 17,383,836       17,096,218

Income (loss) before taxes                            169,118          150,987

Income taxes                                            ----             ----
                                                   ----------       ----------

Net income (loss)                                 $   169,118      $   150,987
                                                   ==========       ==========

Earnings (loss) per share:
  Income (loss)                                           .15              .24
                                                   ----------       ----------

  Net income (loss) per share                     $       .15      $       .24
                                                   ==========       ==========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE A:  Earnings (loss) per Common Share
- -----------------------------------------

Earnings (loss) per common shares based on the average number of common shares outstanding (exclusive of shares held in treasury). The number of shares outstanding at March 31, 1996, was 1,125,156 and at March 31, 1995, was 636,889.

The Company and Mr. Daniel P. Halloran, an executive officer, director, and shareholder, entered into an amendment to his Employment Agreement on May 6, 1996, effective February 29, 1996, by the terms of which the Company issued to him 260,767 shares of common stock, at nine cents per share in payment of compensation in the amount of $23,469 the Company owed and would owe to him under his Employment Agreement. The Company and Mr. Barry E. Fast, an executive officer, director, and shareholder, also entered into an amendment to his Employment Agreement on May 8, 1996, effective February 29, 1996, by the terms of which the Company issued to him 227,500 shares of common stock, at nine cents per share, in payment of compensation in the amount of $20,475 the Company owed and would owe to him under his Employment Agreement. On February 29, 1996, the Company's Board of Directors approved the issuance of these shares in order to pay to Messrs. Halloran and Fast the compensation they had deferred since 1992 and would defer through the expiration of the term of their Employment Agreements on December 31, 1996, to permit the Company to pay interest on its line of credit and to finance its operations. The Board of Directors approved the issuance of these shares to them as of February 29, 1996, but subject to the Company's subsequent determination of the amount of compensation they had deferred and would defer under their Employment Agreements through December 31, 1996, and of the number of shares to be issued and subject to the negotiation and execution of written amendments to their Employment Agreements. A copy of the amendments are included herewith as Exhibits 10.20 and 10.21.

                      PART I:  Item 2:  Financial Information

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Management's Discussion and Analysis
                              of Financial Condition
                             and Results of Operations
                       ------------------------------------

Sales in the first nine months of this fiscal year increased by 1.77 percent over the comparable period in the previous year. This included a 2.6 percent increase in the number of units sold. Offsetting this increase slightly, was an increase in operating and administrative costs of 2.0 percent. Net income increased 12 percent over the prior period due mainly to the increase in sales coupled with a decrease in interest expense of 50.97 percent as a result of the new financing arrangement in the current year.

Overdue foreign receivables continue to run at high levels; with approximately 17 percent of foreign receivables over normal terms. Foreign receivables over normal terms represent 8 percent of total receivables of the Company. As stated in prior periods, it is expected that this will improve with the end of many foreign libraries' fiscal years in March as well as continued collection efforts.

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

None applicable

                PART II:  Item 6:  Exhibits and Reports on Form 8-K

                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                         Exhibits and Reports on Form 8-K
                         --------------------------------

a.      Exhibits

        10.20 Amendment to Employment Agreement between Daniel P. Halloran and the Company dated May 6, 1996, effective February 29, 1996.

        10.21 Amendment to Employment Agreement between Barry E. Fast and the Company dated May 8, 1996, effective February 29, 1996.

        27     Financial Data Schedule (filed electronically only)

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

                                        BOOK CENTERS, INC.


Date:  May 15, 1996                 /s/ DANIEL P. HALLORAN
                                        --------------------------------------
                                        DANIEL P. HALLORAN, PRESIDENT,
                                        CHAIRMAN OF THE BOARD OF
                                        DIRECTORS, CHIEF FINANCIAL
                                        OFFICER, CONTROLLER, AND SECRETARY/
                                        TREASURER (PRINCIPAL ACCOUNTING
                                        OFFICER)

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
- -------      -----------                                              ----


EX-10.20     Amendment to Employment Agreement between Daniel P.
             Halloran and the Company dated May 6, 1996, effective
             February 29, 1996.

EX-10.21     Amendment to Employment Agreement between Barry E.
             Fast and the Company dated May 8, 1996, effective
             February 29, 1996.

EX-27        Financial Data Schedule (filed electronically only)
