Form 10-K/A
period 1995-06-30
BOOK CENTERS INC
filed 1996-07-15
CIK 50326

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark one)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995, or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ______________.

Commission file number 0-3839

                              BOOK CENTERS, INC.

            (Exact Name of Registrant as Specified in its Charter)

         Oregon                           93-0508266
- ------------------------     ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

5600 N.E. Hassalo Street, Portland, Oregon               97213
- ------------------------------------------             ---------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (503) 287-6657

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class     Name of Each Exchange On Which Registered
- -------------------     -----------------------------------------
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

The Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995 (the "1995 Form 10-K") filed by Book Centers, Inc. (the "Company" or the "Registrant") on September 28, 1995, is amended as follows:

     1. Item 1 captioned "Business" of Part I of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 1:  BUSINESS
         --------

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

(c)  Narrative Description of Business.
     ---------------------------------

(i)  Principal Products and Services.
     -------------------------------

The Company's principal business is to sell books and related materials to college, university, industrial, and other research libraries. These libraries purchase books from the Company, rather than directly from over 50,000 publishers, authors, societies, associations, companies, university presses, university departments, and other producers of such books and related information, because they obtain both these books and related materials from a single source and may, at the same time, utilize the specialized and customized services the Company offers to its customers, rather than obtaining these books and materials from each of such other sources, but without the services the Company offers to its customers. Publishers, although they compete with the Company for such customers, nonetheless sell books and related materials to the Company in order to gain access indirectly to the Company's customer base and market. These specialized and customized services include the provisions of customized, consolidated invoices in either paper or electronic form, the prompt and accurate reporting on items not immediately available, the processing of claims to the producers of the books and related information if the items are not shipped or reported on within a reasonable period of time, the ability to send orders and other routine transactions electronically, including claims, cancellations, and inquiries, and the ability to access the Company's bibliographic and order databases electronically. In addition, the Company services orders for books and related materials that are published over an extended period of time through its Standing Order Service and recommends new titles to participating libraries through its Approval Plan Service. The Company hires sales representatives to solicit such sales. Such employees solicit these sales from libraries, governmental agencies, and the purchasing departments of other prospective purchasers either in person or by telephone. The Company sells its products to its customers on credit. Its customers are required to pay for the products sold within 60 days of the date of the invoice. The Company also attends all significant trade shows, including trade shows sponsored by the American Library Association, the International Federation of Library Associations, the Canadian Library Association, the Australian Library Association, the Society of Scholarly Publishing, and the American Booksellers Association.

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

(vii)  Major Customers.
       ---------------

The Company and its subsidiaries provide services to more than 2,000 academic and research libraries worldwide. No one customer accounts for more than 10 percent of consolidated revenues. The Company classifies its sales as sales either to customers in North America or customers outside North America. Sales to customers in North American were $14,725,237, $13,151,837, and $13,470,018, respectively, for fiscal years ending June 30, 1993, June 30, 1994, and June 30, 1995. These sales constituted approximately 67, 61, and 59 percent, respectively, of the Company's sales for each of such fiscal years. Sales to customers outside of North America were $7,181,519, $8,344,825, and $9,524,537 for the fiscal years ending June 30, 1993, June 30, 1994, and June 30, 1995. These sales constituted 33, 39, and 41 percent, respectively, of the Company's sales for each of such fiscal years. See Note 7 to the consolidated financial statements, Item 8 of this Report.

(viii)  Backlog.
        -------

The Company does not have any backlog. Customers generally place orders on an "as needed basis" and expect delivery within a short period of time.

(ix)  Renegotiation or Termination of Contracts or Subcontracts at Government's
      -------------------------------------------------------------------------
Election.
- --------

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

(d)  Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
Sales.
- -----

See Note 7 to the consolidated financial statements, Item 8 of this Report for information with respect to foreign and domestic operations and export sales.

     2. Item 6 captioned "Selected Financial Data" of Part II of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------


                                                                                                                       Year Ended
                                                                                                   Six Months           December
                                                      Year Ended June 30,                        Ended June 30,            31,
                                    -----------------------------------------------------  -------------------------  -----------
                                       1995           1994          1993         1992          1991          1990         1990
                                    -----------   -----------   -----------  ------------  -----------   -----------  -----------
                                                                                                         (unaudited)


Sales                               $22,994,555   $21,496,122   $21,906,756  $23,772,358   $12,066,092   $11,830,343  $23,503,643

Costs of goods sold                 $19,380,974   $17,930,209   $18,475,858  $19,599,015   $ 9,891,962   $ 9,637,186  $19,100,564

Operating and administrative
  expenses                          $ 3,417,258   $ 3,443,153   $ 3,501,887  $ 3,727,131   $ 2,219,481   $ 2,139,559  $ 4,404,390

Accrual (reversal) of
  restructuring charge              $     --      $  (200,366)  $     --     $     --      $   600,000   $     --     $     --

Interest expense                    $   179,577   $   168,998   $   173,378  $   222,090   $    61,820   $    63,785  $   126,000

Income (loss) before income taxes
  and extraordinary item            $    47,168   $   220,900   $   (91,036) $   227,304   $  (692,759)  $    29,507  $   (39,573)

Income taxes                        $     --      $     --      $     --     $  (117,000)  $     --      $     --     $     --



                                                                                                                       Year Ended
                                                                                                   Six Months           December
                                                      Year Ended June 30,                        Ended June 30,            31,
                                    -----------------------------------------------------  -------------------------  -----------
                                       1995           1994          1993         1992          1991          1990         1990
                                    -----------   -----------   -----------  -----------   -----------   -----------  -----------
                                                                                                         (unaudited)

Net income (loss) before
  extraordinary item                $    47,168   $   220,900   $   (91,036)  $  160,304   $  (692,759)  $    29,507  $   (39,573)

Extraordinary item: tax benefits
  from utilization of net
  operating loss carryforwards      $     --      $     --      $     --      $  117,000   $     --      $     --     $     --

Net income (loss)                   $    47,168   $   220,900   $   (91,036)  $  227,304   $  (692,759)  $    29,507  $   (39,573)

Income (loss) per share: (Notes
 1-6) <F1> <F2> <F3> <F4> <F5>
 <F6>

Net income (loss) before
  extraordinary item                $       .07   $       .35   $      (.14)  $      .25   $     (1.09)  $       .05  $      (.06)

Extraordinary item                  $     --      $     --      $     --      $      .19   $     --      $     --     $     --

Net income (loss) per share         $       .07   $       .35   $      (.14)  $      .44   $     (1.09)  $       .05  $      (.06)

Weighted average number of shares
  outstanding                           636,889       636,889       636,889      636,889       636,889       636,889      636,889

Total assets                        $ 4,949,235   $ 4,853,868   $ 4,775,929   $5,734,816   $ 6,154,398   $ 5,771,071  $ 6,423,188

Long-term debt, less current
  portion                           $    43,201   $    60,698   $         0   $        0   $    51,259   $    11,669  $    55,890

Cash dividends (Note 7) <F7>        $         0   $         0   $         0   $        0   $         0   $         0  $         0

Notes:
- -----

<F1>
1.  Net income (loss) per common share was computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each period.
<F2>
2. The incurring of certain nonrecurring expenses, the continued limitation of budgets of college and university libraries for the acquisition of books and other materials, and the recession itself resulted in the Company's net loss in 1990 despite significantly increased sales.
<F3>
3. The net loss for the six months ended June 30, 1991, is principally due to a $600,000 accrual for restructuring charges for closing Scholarly in New York.
<F4>
4. The net loss in 1993 is due principally to a reduction in products sold which, in turn, was caused by loss of several of
    Scholarly's customers who did not become customers of Academic after Scholarly's closing and the reduction in sales of a large corporate customer.
<F5>
5. The net income in 1994 is primarily a result of a reduction the Company's operating expenses, including a reversal of a part of certain restructuring charges incurred in 1991 in connection with the closing of Scholarly.
<F6>
6. The net income in 1995 is a result of an increase in the Company's revenues in the amount of $1,462,083 and a decrease in its operating and administrative expenses in the amount of $25,895.
<F7>
7.  The Company has not declared any dividends since its incorporation.

     3. Item 7 captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------

(a)  Results of Operations.
     ---------------------

1995 Compared to 1994
- ---------------------

The Company's sales increased in the fiscal year ended June 30, 1995, in the amount of $1,498,433, from $21,496,122 to $22,994,555, a 6.5 percent increase.
The Company classifies its sales as either sales to customers in North America or sales to customers outside of North America. Sales to customers in North America in the fiscal year ended June 30, 1995, increased by $318,721 from $13,151,297 to $13,470,018, an increase of 2.42 percent. Sales to customers outside of North America in the fiscal year ended June 30, 1995, increased by $1,179,712 from $8,344,825 to $9,524,537, a 14.14 percent increase. During the fiscal year ended June 30, 1995, sales to customers in North America as a percent of overall sales declined from 61.88 percent to 58.58 percent while sales to customers outside of North America increased from 38.82 percent to
41.42 percent. These changes in sales to customers in North America and sales to customers outside of North America as a percent of overall sales were caused by increased sales activity outside of North America. Other Sales declined in the fiscal year ended June 30, 1995, by $36,350, a decline of 54.44 percent. Other Sales for the fiscal year ended June 30, 1994, included payments of $29,000 from publishers for cooperative advertising and marketing campaigns that did not recur in the fiscal year ended June 30, 1995, causing most of the change in Other Sales on a year-to-year basis.

The Cost of Goods for the period ended June 30, 1995, increased by $1,450 from $17,930,209 in the fiscal year ended June 30, 1994, to $19,380,974 in the fiscal year ended June 30, 1995, or 8.09 percent. This was caused by a 6.5 percent increase in sales, as previously discussed, and the continuing erosion of discounts from publishers and other suppliers. Operating and Administrative Expenses for the period ended June 30, 1995, decreased by $25,895 from $3,443,153 in the fiscal year ending June 30, 1995, to $3,417,258 in the fiscal year ended June 30, 1995, or about 75/100 of one percent. Continuing efforts to improve staff efficiency through training and education, increases in efficiency because of new computer programs that give staff and customers easier and faster access to the Company's databases, and ongoing efforts to negotiate better terms for suppliers and services account for this change. The new computer system gives employees access to a database of more than 1,000,000 bibliographic records. Employees can access this database for order input, order clarification, customer service, and other functions rather than having to either reenter data each time it is used or consult other printed and electronic databases when researching problems. In addition, customers now control access to the Company's proprietary databases containing both bibliographic and customer order information. This access allows functional customer use of the databases for normal library acquisitions functions eliminating the need for Company employee interface when customers use these functions. Interest expense for the fiscal year ended June 30, 1995, increased by $10,579 from $168,998 in the fiscal year ended June 30, 1994, to $179,577 in the fiscal year ended June 30, 1995, or 6.3 percent. The reason for the increase was the increase in interest rates discussed in Note 4 in the Notes to Financial Statements.

Negative pressures on the Company include increased competition from large competitors, information being produced in electronic formats, increased use of library materials budgets to purchase journals, and budgetary constraints of state-supported educational institutions.

1994 Compared to 1993
- ---------------------

The Company experienced a decline in sales in the fiscal year ended June 30, 1994, of $410,634 from $21,906,122 to $21,496,122, a decline of 1.87 percent.
There were two primary reasons for this overall reduction sales. One was the lower sales to several commercial customers. The other was in 1993 the Company sold about $125,000 worth of an expensive reference work to libraries. There were no comparable sales in 1994. The cost of goods sold declined for the first time, because of efforts to work with major suppliers to get better terms, an ongoing process. The Company classifies its sales as either sales to customers in North America or sales to customers outside of North America. Sales to customers in North America in the fiscal year ended June 30, 1994, decreased by $1,573,400 from $14,725,237 to $13,151,837, a decline of

10.69 percent. Sales to customers outside of North America in the fiscal year ended June 30, 1994, increased by $1,163,306 from $7,181,519 to $8,344,825.
During the fiscal year ended June 30, 1994, sales to customers in North America as a percent of overall sales declined from 67.22 percent to 61.88 percent, while sales to customers outside of North America increased from 32.78 percent to 38.82 percent. These changes in sales to customers in and outside of North America as a percent of overall sales were caused by sales to customers in North America declining and by increased sales to customers outside of North America. Other Sales declined in the fiscal year ended June 30, 1994, by $86,559, a decline of 56.45 percent. This was caused because of the gain of approximately $86,000 realized on the sale of Scholarly in the period ending June 30, 1993, with no comparable activity in the period ending June 30, 1994.

Operating and administrative costs declined $58,734 from $3,501,887 for the fiscal year ended June 30, 1993, to $3,443,153 for the fiscal year ended June 30, 1994, although as a percentage of sales they increased 3/100 of one percent. The Company will continue efforts to improve the productivity of employees and to negotiate better terms with suppliers of goods and services in an effort to reduce operating and administrative costs. The Company introduced new software for its Firm Order operations in June, 1994.

As noted in previous years, there are several negative factors affecting the Company. Libraries continue to spend larger portions of their budgets on non-book materials such as journals, audio-visual material and data base access.

During 1991, the Company closed its one hundred percent owned subsidiary Scholarly, recording restructuring charges of $600,000. These charges included loss on equipment disposal, employee severance liability, lease termination costs, and other incremental costs associated with the closure of these operations. The remaining accrual at June 30, 1993, and 1992, was for lease termination costs. These leases substantially expired during the year ended June 30, 1994, and the remaining restructuring accrual of $200,366 was reversed against operating expenses.

1993 Compared to 1992
- ---------------------

The Company experienced a decline in sales in the fiscal year ended June 30, 1993, of $1,865,602 from $22,772,358 to $21,906,756, a decline of 7.85 percent.
The Company classifies its sales as sales either to customers in North America or to customers outside of North America. Sales to customers in North America in the fiscal year ended June 30, 1993, decreased by $2,981,266 from $17,706,503 to $14,725,237, a decline of 16.84 percent. Sales to customers outside of North America in the fiscal year ended June 30, 1993, increased by $1,115,664 from $6,065,855 to $7,181,519, an increase of 18.39 percent. During the fiscal year ended June 30, 1993, sales to customers in North America as a percent of overall sales declined from 74.48 percent to 67.22 percent while sales to customers outside of North America increased from 25.52 percent to
32.78 percent. These changes in sales to customers in and outside of North America and as a percent of overall sales were caused by sales to customers in North America declining because of the change in proximity, personnel, and perception of the quality of service and by increased sales to customers outside of North America. The cost of goods sold continued to increase for several reasons. Publishers continue to lower discounts to the Company in order to prevent the list price of their material from increasing. Publishers also switch the mix of trade, technical, and text discounts such that their overall discounts decline even though their price structure remains the same. The Company is also actively soliciting orders from its customers for audio-visual material that carries little, if any discount.

Operating and administrative expenses declined by $225,244 from $3,727,131 for the fiscal year ended June 30, 1992, to $3,501,887 for the fiscal year ended June 30, 1993, a decrease of 6.04 percent. They continue to decline for two reasons: declining volume, thus decreasing the need for labor, supplies, and shipping charges; and efforts to reduce expenditures by scrutinizing purchasing procedures and better monitoring of the use of supplies and services purchased by the Company.

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

(c)  Liquidity and Capital Resources.
     -------------------------------

The Company anticipates that cash flows from operating activities and financing will be sufficient to meet the Company's liquidity need over the next 12 months and thereafter. The Company's cash flows from operating activities during each of the fiscal years ended June 30, 1995, and 1994, have equaled $310,260 and $164,396, respectively, permitting the Company to decrease its bank overdraft in such fiscal years by $522,300 and $284,052, respectively. The Company has continued to reduce its operating and administrative expense, including implementing where necessary cost cutting measures and deferring the payment of planned increases in salaries for management and other employees. In June 1995, the Company terminated its existing line of credit with a lending institution, entered into two new lines of credit with a bank, and used the proceeds from such new lines of credit to pay in full its old line of credit. The new lines of credit are on more favorable terms than the old line of credit. First, the old line of credit, which the Company entered into with a lending institution in June, 1991, permitted the Company to borrow up to $1,250,000. The new lines of credit permit the Company to borrow in the aggregate up to $1,400,000 (subject to certain limitations). Second, the new lines of credit reduced the interest rates the Company pays to its lender. The old line of credit bore interest at the rate of six percent above the prime rate (15 percent, 13.25 percent, and 12 percent at June 30, 1995, 1994, and 1993, respectively). The weighted average interest rate under this line of credit in 1995 and 1994 was 14.33 and 12.27 percent, respectively. One of the new lines of credit, which permits the Company to borrow up to $750,000 and which expires September 1, 1996, bears interest at three and one-half percent above the bank's reference rate (the "Index"). The bank's reference rate equaled nine percent and the interest rate under this line of credit equaled
12.5 percent at June 30, 1995. Borrowings under this line of credit totaled $529,136 at June 30, 1995. The other line of credit, which permits the Company to borrow up to $650,000 and expires June 28, 1996, bears interest at the rate of two and one-half percent above the prime rate. At June 30, 1995, the interest rate under this line of credit equaled 10.75 percent. Borrowings under this line of credit totaled $500,000 at June 30, 1995. The new lines of credit, like the old line of credit, are secured by the Company's accounts receivable, inventory, and equipment, and are guaranteed by the present officers of the Company who are also stockholders.

The Company does not have any other unused sources of liquid assets. The Company will continue to improve its working capital situation through profitable operations.

The Company did not make any material capital expenditures during the fiscal year ended June 30, 1995.

(d)  General.
     -------

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Income Taxes, requires that, if the estimated fair value of any long lived assets, certain identifiable intangibles, and goodwill related to those long lived assets and identifiable intangibles is determined to be less than the carrying value of such assets, intangibles, and goodwill, then an impairment of those assets, intangibles, and goodwill is required to be reported as a component of income from continuing operations before income tax. Effective July 1, 1996, the Company will adopt SFAS No. 121. The Company does not expect that the adoption of SFAS No. 121 will have any material effect on its financial statements.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements, which are based on current expectations, involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, variability in freight costs, price pressures from both suppliers and customers, delays in collecting account receivables (particularly, from foreign customers), trends in the library industry toward non-book materials, cancellation of orders, and the risk factors and assumptions specifically mentioned in this report and those listed from time to time in the Company's SEC reports. The forward-looking statements should be considered in light of these risks and uncertainties.

     4. Item 8 captioned "Financial Statements and Supplementary Data" of Part II of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The financial statements and schedules listed on the Index to Consolidated Financial Statements and Schedules on page __ are incorporated herein by reference.

     5. Item 11 captioned "Executive Compensation" of Part III of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

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

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                              Annual Compensation
                              -------------------


  (a)                (b)       (c)<F1>     (d)         (e)<F2>        (f)<F3>
Name and                                           Other Annual    All Other
Principal                                          Compensation   Compensation
Position             Year   Salary ($)   Bonus $       ($)            ($)
- ---------            ----   ----------   -------   ------------   ------------


Daniel P. Halloran,  1995    109,200        --         22,381          240
Chief Executive      1994    101,600        --         21,336          224
Officer              1993     99,450        --         10,014          219

Barry E. Fast,       1995     95,256        --         18,669          143
Vice President       1994     89,280        --         17,673          134
                     1993     88,400        --         10,250          133

(b)  Compensation of Directors.
     -------------------------

In the fiscal year ending June 30, 1995, the Company did not pay any director's fees.

(c)  Employment Contracts and Termination of Employment and Change-in-Control
     ------------------------------------------------------------------------
Arrangements.
- ------------

Effective January 1, 1992, Messrs. Halloran and Fast each entered into a four year employment agreement with the Company. Each employment agreement expires on December 31, 1996, and thereafter is automatically extended for additional one year terms, unless terminated according to each such employment agreement.

- -------------------------

<F1>
1 For the fiscal year ended June 30, 1993, Mr. Halloran elected to defer the amount of $4,376 of his salary pursuant to the plan the Company established under Section 401(k) of the Internal Revenue Code, for the fiscal year ended June 30, 1994, he elected to defer $4,470 of his salary for that fiscal year, and for the fiscal year ended June 30, 1995, he elected to defer $4,805 of his salary for that fiscal year. For the fiscal year ended June 30, 1993, Mr. Fast elected to defer the amount of $2,652 of his salary pursuant to the plan the Company established under Section 401(k) of the Internal Revenue Code, for the fiscal year ended June 30, 1994, he elected to defer $2,678 of his salary for that fiscal year, and for the fiscal year ended June 30, 1995, he elected to defer $2,858 of his salary for that fiscal year. The amounts which Messrs. Halloran and Fast elected to defer for each of such fiscal years are included in the salary column (column (c)) for the fiscal year in which earned.
<F2>
2 For the fiscal year ended June 30, 1993, the Company paid on behalf of Mr. Halloran the amount of $5,442 for premiums for life, disability, and medical insurance and $4,572 for an automobile it provided to him, for the fiscal year ended June 30, 1994, it paid premiums for such insurance in the amount of $16,022 and the amount of $5,315 for such automobile, and for the fiscal year ended June 30, 1995, the Company paid $17,066 in premiums for such insurance and the amount of $5,315 for such automobile. For the fiscal year ended June 30, 1993, the Company paid on behalf of Mr. Fast the amount of $5,442 for premiums for life, disability, and medical insurance and $4,808 for an automobile it provided to him, for the fiscal year ended June 30, 1994, it paid premiums for such insurance in the amount of $12,277 and the amount of $5,396 for such automobile, and for the fiscal year ended June 30, 1995, the Company paid $13,273 in premiums for such insurance and the amount of $5,396 for such automobile.
<F3>
3 For fiscal year ended June 30, 1993, the Company contributed to the plan it established under Section 401(k) of the Internal Revenue Code the amount of $219 on behalf of Mr. Halloran, for the fiscal year ended June 30, 1994, it contributed the amount of $224 and for the fiscal year ended June 30, 1995, it contributed the amount of $240. For fiscal year ended June 30, 1993, the Company contributed to the plan it established under Section 401(k) of the Internal Revenue Code the amount of $133 on behalf of Mr. Fast, for the fiscal year ended June 30, 1994, it contributed the amount of $134 and for the fiscal year ended June 30, 1995, it contributed the amount of $143.

Under Mr. Halloran's employment agreement, the Company confirmed and continued its employment of him as the Chairman of the Board of Directors and President of the Company and its subsidiaries, Academic and Scholarly. The Company agreed to continue to pay to Mr. Halloran a base salary in such amount as from time to time may be fixed by the Board of Directors, but at a rate not less than $90,000 per year for the fiscal year ended June 30, 1992. Under Mr. Fast's employment agreement, the Company confirmed and continued its employment of him as the Vice President of the Company and its subsidiaries, Academic and Scholarly. The Company agreed to continue to pay to Mr. Fast a base salary in such amount as from time to time may be fixed by the Board of Director, but at a rate not less than $80,000 per year for the fiscal year ended June 30, 1992.

The Company agrees in each employment agreement annually, beginning for the fiscal year ended June 30, 1993, to give due consideration to the increase of each employee's salaries so as to reasonably represent the increase in the cost of living and the value of services rendered to the Company by each employee, but in no event will the increase of such salary be less than seven percent per year. The Company, at its expense, agrees to continue to provide each employee the same coverage and participation the Company provides to other key executive employees and their families with respect to accident and health insurance, life insurance, and medical expense reimbursement, wage or salary continuation plans, and other fringe benefits and upon employees satisfying the respective eligibility requirements of each such benefit. Each employment agreement provides that the Company will insure the life of the employee to the extent necessary to pay in full any and all amounts owing to the Company's lender or its successors and assigns upon such employee's death in order to permit the Company to cause its lender to release the employee from his guarantee and to release such lender's security interest in their personal assets. The Company is the owner and the beneficiary of such policy or policies of insurance. All policies received from such insurance policy or policies will be applied to the payment of the amounts owing to the Company's lender or its successors and assigns and they may be used for any other corporate purpose.

The Company may terminate each employee's employment for the following reasons:
(a) if he wilfully and continuously fails or refuses to comply with the reasonable policies, standards, and regulations of the Company as are from time to time established and communicated to him in writing; (b) if he is guilty of a felony or fraud, dishonesty, misappropriation of funds, embezzlement, or other similar acts of misconduct in the rendering of services on behalf of the Company; (c) if he fails or refuses to perform faithfully or diligently any of the provisions of his employment agreement; or (d) if the Board of Directors of the Company sells or otherwise disposes of substantially all of the assets of the Company or distributes the Company's assets to its stockholders in complete liquidation.

Each employee may terminate his employment under his employment agreement for the following reasons (herein referred to as for "good reason"): (a) if the Company assigns to him duties of a nonexecutive nature or for which his skills and experience do not reasonably equip him; (b) if the Company fails to pay any and all salary due under the employment agreement within ten days after written notice from him that it is due; or (c) if the Company defaults in its obligations under the agreements the Company entered into with its lender.

Each employment agreement provides that, upon termination other than for cause, voluntary termination, permanent disability, death, or retirement, the Company will pay to the employee as severance compensation his then fixed salary for a period of 12 months. Each employment agreement also provides that, if within one year after a change in control (as defined under each employment agreement), (a) the Company terminates the employee without cause or (b) if the employee voluntarily terminates his employment for good reason, then the Company will pay to such employee a cash payment equal to one year's salary at the greater of such employee's salary rate in effect on the date of the change in control or his salary rate in effect on the date of his termination of employment. The employee, in that event, for one year following his termination of employment, continues to participate in any benefit plans of the Company which provide health (including medical and dental), life, or disability insurance or other coverage. The Company will also use its best efforts to cause the Company's lender or its successor and assigns to release each employee from the guarantee which he executed and delivered to such lender and to cause such lender to release its security interest in and to his personal assets.

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

(d)  Compensation Committee Interlocks and Insider Participation.
     -----------------------------------------------------------

The Company does not have a compensation committee or a committee of the Board of Directors which performs equivalent functions. The Board of Directors performs such functions and two of the executive officers of the Company, Messrs. Halloran and Fast, are members of the Board of Directors. The Company's Board of Directors, during the fiscal year ended June 30, 1995, did not discuss any matters with respect to the compensation of its executive officers.

     6. Item 14 captioned "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of the 1995 Form 10-K is amended in its entirety as follows (except that Exhibits 10.5 through 10.19 are not being refiled herewith):

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

                                          BOOK CENTERS, INC.


Date:  July 12, 1996                      /s/ Daniel P. Halloran
                                          -------------------------------------
                                          Daniel P. Halloran, President

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page

Report of Independent Certified Public Accountants Relating to
  the Consolidated Financial Statements and Notes thereto                   F-2

                             Financial Statements

Consolidated Balance Sheets as of June 30, 1995 and 1994                    F-3

Consolidated Statements of Operations and Accumulated Deficit for
  the years ended June 30, 1995, 1994, and 1993                             F-4

Consolidated Statements of Cash Flows for the years ended June 30,
  1995, 1994, and 1993                                                      F-5

Notes to Financial Statements                                               F-6

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

As discussed in Note 6 to the consolidated financial statements, Book Centers, Inc. and subsidiaries changed their method of accounting for income taxes effective July 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP
Portland, Oregon

August 24, 1995

BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994
- -------------------------------------------------------------------------------


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

BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
- -------------------------------------------------------------------------------


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


BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
- -------------------------------------------------------------------------------


                                       1995            1994           1993
                                    -----------    -----------    -----------


CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                 $    47,168    $   220,900    $   (91,036)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
    Depreciation and amortization        67,152         78,370         81,186
    Gain on sale of division                -              -          (16,047)
    Loss on disposal of property            -            3,306            -
    Restructuring charges                   -         (200,366)       (13,118)
  Change in assets and
    liabilities net of effects of
    sale of division:
    Accounts receivable                (301,911)       221,912        777,944
    Book inventories                    149,280       (338,909)        80,406
    Prepaid expenses and other           28,064         32,924         13,448
    Other assets                            -              -           15,000
    Bank overdraft                     (522,300)      (284,052)       156,517
    Accounts payable                    (16,418)      (108,127)      (594,402)
    Deferred revenue                    403,963        210,874       (447,875)
    Accrued expenses                    (67,038)        43,512         (9,649)
                                     ----------     ----------     ----------

      Net cash provided by
        (used in) operating
        activities                      310,260        164,396        204,143
                                     ----------     ----------     ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES -
  Capital expenditures                  (37,952)        (8,588)       (41,369)
                                     ----------     ----------     ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Bank overdraft                       (522,300)      (284,052)      (156,157)
  Net increase in notes payable         276,569        164,394        116,641
  Long-term debt:
    Borrowings                              -              -            8,100
    Repayments                          (26,577)       (36,150)       (35,746)
                                     ----------     ----------     ----------

      Net cash provided by
        (used in) financing
        activities                     (272,308)      (155,808)       245,512
                                    -----------    -----------    -----------

NET INCREASE IN CASH                        -              -              -

CASH AT BEGINNING OF YEAR                   -              -              -
                                     ----------     ----------     ----------

CASH AT END OF YEAR                 $       -              -              -
                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING ACTIVITIES:
  Book value of assets sold         $       -      $       -      $    32,272
  Liabilities assumed by buyer              -              -           48,319
  Capital expenditures financed
    by long-term debt                       -           73,263            -

See notes to consolidated financial statements.


BOOK CENTERS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
- -------------------------------------------------------------------------------

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

    The Company has a 401(k) plan for employees who have completed one year of service and who are at least 21 years of age. Participants may contribute up to 20% of their annual compensation which the Company may match at its discretion. Participants become fully vested in the Plan immediately. The Company made contributions to the Plan of $28,884, $25,184, and $12,405 for the years ended June 30, 1995, 1994, and 1993, respectively.

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

    Minimum future rentals under capital and operating leases having initial or remaining terms of one year or more as of June 30, 1995 are as follows:


                                                          Capital     Operating
                                                          Leases        Leases
                                                          -------     ---------


1996                                                      $12,284     $37,556
1997                                                       12,419       1,776
1998                                                       12,419         888
1999                                                        4,677         -
2000                                                          -           -
                                                           ------      ------
    Total                                                  41,799     $40,220
                                                                       ======
Less amount representing interest                           9,227
                                                           ------

    Present value of minimum lease payments               $32,572
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

    In June, 1995, the Company paid off their line of credit with this lending institution by using funds from two new lines of credit entered into with a bank. The new lines are a $750,000 line expiring September 1, 1996, and secured by domestic accounts receivable, bearing interest at 3.5% above the bank's reference rate which was 9.0% at June 30, 1995. Borrowings under this line totaled $529,136 at June 30, 1995. The other line is for $650,000, expires June 28, 1996, and is secured by foreign accounts receivable. This line bears interest at 2.5% above prime, which was 8.25% at June 30, 1995. Borrowings under this line totaled $500,000 at June 30, 1995. These borrowings are secured by assets of the Company and are guaranteed by stockholders of the Company who are also officers.

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

7.  BUSINESS SEGMENT INFORMATION

    The Company's principal industry segment is book wholesaling. Other segments and transfers between segments are immaterial. Export sales were $9,524,537, $8,344,825, and $7,181,519 for the years ended June 30, 1995,
    1994, and 1993, respectively, of which approximately 80% were made to Pacific Rim countries. In addition, accounts receivable from export sales were $1,726,442, $1,418,251, and $1,529,259 at June 30, 1995, 1994, and
    1993, respectively.  Foreign sales are transacted in U.S. dollars.