Form 10-Q/A
period 1996-03-31
BOOK CENTERS INC
filed 1996-07-15
CIK 50326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

     The Form 10-Q for the Quarter Ended March 31, 1996 (the "March 1996 Form 10-Q") filed by Book Centers, Inc. (the "Company" or the "Registrant") on May 15, 1996, is hereby amended as follows:

     1. Item 1 captioned "Financial Information" of Part I of the March 1996 Form 10-Q is amended and restated as follows:

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

Stockholders' equity:

  Common stock, no par value, 50,000,000 shares
    authorized, 636,889 shares issued as of
    June 30, 1995, and 1,125,156 shares issued
    as of March 31, 1996                               1,216,165       688,837
  Paid in capital                                              0       428,988
  Deferred compensation expense                       (   22,222)        ----
  Accumulated deficit                                 (1,845,814)   (1,938,819)
                                                       ---------     ---------

    Total stockholders' deficit                       (  651,871)   (  820,994)
                                                       ---------     ---------

                                                      $5,538,064    $4,949,235
                                                       =========     =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                        Consolidated Statement of Operations
                                   (Unaudited)


                                                           For the
                                                      Three Month Periods
                                                       Ended March 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------

Net sales                                          $5,921,986       $5,974,607

Expenses:
  Cost of goods sold                                4,953,800        5,026,654
  Operating and administrative                        892,521          845,282
  Interest                                             29,495           50,333
                                                    ---------        ---------

    Total expenses                                  5,875,816        5,922,269

Income (loss) before taxes                             46,170           52,388

Income taxes                                            ----             ----
                                                    ---------        ---------

Net income (loss)                                      46,170           52,388
                                                    =========        =========

Earnings (loss) per share:
  Income (loss)                                    $      .04       $      .08
                                                    ---------        ---------

    Net income (loss) per share                    $      .04       $      .08
                                                    =========        =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                             For the
                                                        Nine Month Periods
                                                         Ended March 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Operations:
  Net income (loss)                                $  154,553       $  150,987
  Gain on sale of equipment                             ----             ----

  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization                      56,353           49,838

Changes in account balances:

  Accounts receivable                              (  321,997)      (  476,060)
  Book inventories                                 (  233,863)      (  277,112)
  Prepaid expenses and other                       (   14,605)      (   47,567)
  Accounts payable                                 (  688,105)      (  221,260)
  Deferred revenue                                    215,687          578,018
  Accrued expenses                                 (   41,574)      (   52,448)
                                                    ---------        ---------

Net cash provided by (used in)
  operating activities                             (  873,551)      (  295,604)
                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to office furnishings
  and equipment                                     (   74,712)     (   35,057)
Other                                                    ----       (       13)
                                                     ---------       ---------

Net cash used in investing activities               (   74,712)     (   35,070)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in notes payable
    to commercial factors                           (  198,621)     (  375,169)
  Net (payments) borrowings on long term debt           20,140      (   19,837)
  Shares issued to directors                            14,565           ----
                                                     ---------       ---------

Net cash provided by (used in)
  financing activities                              (  163,916)     (  395,006)
                                                     ---------       ---------

  Net increase (decrease) in cash                   (1,112,179)     (  725,680)

  Bank overdraft, beginning of period               (  216,421)     (  738,721)

  Bank overdraft, end of period                    $(1,328,600)    $(1,464,401)
                                                     =========       =========

See note to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Operations
                                   (Unaudited)


                                                            For the
                                                       Nine Month Periods
                                                        Ended March 31,
                                                  ----------------------------
                                                      1996             1995
                                                  -----------      -----------


Net sales                                         $17,552,954      $17,247,205

Expenses:
  Cost of goods sold                               14,737,853       14,433,214
  Operating and administrative                      2,595,531        2,530,393
  Interest                                             65,017          132,611
                                                   ----------       ----------

    Total expenses                                 17,398,401       17,096,218

Income (loss) before taxes                            154,553          150,987

Income taxes                                            ----             ----
                                                   ----------       ----------

Net income (loss)                                 $   154,553      $   150,987
                                                   ==========       ==========

Earnings (loss) per share:
  Income (loss)                                           .14              .24
                                                   ----------       ----------

  Net income (loss) per share                     $       .14      $       .24
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

The Company and Mr. Daniel P. Halloran, an executive officer, director, and shareholder, entered into an amendment to his Employment Agreement on May 6, 1996, effective February 29, 1996, by the terms of which the Company issued to him 260,767 shares of common stock, at nine cents per share in payment of compensation in the amount of $23,469 the Company owed and would owe to him under his Employment Agreement. The Company and Mr. Barry E. Fast, an executive officer, director, and shareholder, also entered into an amendment to his Employment Agreement on May 8, 1996, effective February 29, 1996, by the terms of which the Company issued to him 227,500 shares of common stock, at nine cents per share, in payment of compensation in the amount of $20,475 the Company owed and would owe to him under his Employment Agreement. On February 29, 1996, the Company's Board of Directors approved the issuance of these shares in order to pay to Messrs. Halloran and Fast the compensation they had deferred since the beginning of 1995 and would defer through the expiration of the term of their Employment Agreements on December 31, 1996, to permit the Company to pay interest on its line of credit and to finance its operations. The Board of Directors approved the issuance of these shares to them as of February 29, 1996, but subject to the Company's subsequent determination of the amount of compensation they had deferred and would defer under their Employment Agreements through December 31, 1996, and of the number of shares to be issued and subject to the negotiation and execution of written amendments to their Employment Agreements. A copy of the amendments were included with the March 1996 Form 10-Q as Exhibits 10.20 and 10.21.

     2. Item 2 captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of the March 1996 Form 10-Q is hereby amended and restated in its entirety as follows:

                       Management's Discussion and Analysis
                              of Financial Condition
                             and Results of Operations
                       ------------------------------------

Sales in the three months ended March 31, 1996, decreased by $52,621 from $5,974,607 in the three month period ended March 31, 1995, to $5,921,986, or approximately 88/100 of one percent decrease. The Cost of Goods in the three months ended March 31, 1996, declined by $72,854, from $5,026,654 in the three month period ending March 31, 1995, to $4,953,800 in the three month period ending March 31, 1996, or a decrease of 1.2 percent. This decrease in Cost of Goods is a result of attempts to improve terms on which the Company purchases its books from its suppliers and as a result of the decrease in sales. Operating and Administrative Expenses during the period ended March 31, 1996, increased by $32,674, from $845,282 in the three month period ending March 31, 1995, to $877,956 in the three month period ending March 31, 1996, or 3.87 percent. This is a result of increased transportation costs for inbound and outbound freight. Interest expense during the period ending March 31, 1996, declined by $20,838 from $50,333 in the three month period ending March 31, 1995, to $29,494 in the three month period ending March 31, 1996, or 41.40 percent. Net income during the three month period ending March 31, 1996, increased by $8,365 from $52,388 during the three month period ending March 31, 1995, to $60,753 during the three month period ending March 31, 1996, or 15.97 percent. This is attributable to the decrease in interest expense resulting from the new banking arrangement into which the Company entered in June 1995 permitting the Company to borrow in the aggregate up to $1,400,000. This new banking arrangement benefits the Company in comparison to its previous banking arrangement by lower overall interest rates. The previous banking arrangement bore interest at the prime rate plus six percent. One of the lines of credit under the new arrangement bears interest at the prime rate plus two and one-half percent, secured by accounts receivable for customers located outside of North America, and the other line of credit bears interest at the bank's reference rate (which equaled, at June 30, 1995, nine percent) plus three and one-half percent, secured by accounts receivable for customers located in North America. In addition, the current banking arrangement credits cash deposited with the bank against borrowed amounts after only a holding period of two days compared with a holding period of five days plus transportation time from Portland, Oregon to the previous bank's location in New York City. With the current banking arrangement there is no transportation time, because the bank is located in Portland, Oregon and funds are deposited the day they are received.

Sales in the nine month period ending March 31, 1996, increased by $305,749 from $17,247,205 in the nine month period ending March 31, 1995, to $17,552,954, or 1.77 percent. The Cost of Goods in the nine month period ending March 31, 1996, increased by $304,639 from $14,433,214 during the nine month period ending March 31, 1995, to $14,737,853 during the nine month period ending March 31, 1996, or 2.11 percent. Most of the change in Cost of Goods can be explained by increased sales. There was a slight decrease in discounts from suppliers of books and increase in discounts to customers that account for the 28/100 of one percent increase in Cost of Goods from the nine month period ending March 31, 1995, to March 31, 1996. Operating and Administrative costs increased by $50,573 from $2,530,393 in the nine month period ending March 31, 1995, to $2,580,966 in the nine month period ending March 31, 1996, or two percent. Most of this change can be attributed to higher transportation costs both for freight arriving from publishers, suppliers, and distributors, and outbound freight to customers. Interest expense decreased during the nine month period ending March 31, 1996, from $132,611 in the nine month period ending March 31,1995, to $65,017, or 50.97 percent. The discussion concerning the changes in the Company's banking arrangement that affect the Company's interest expenses also applies to the nine month period ending March 31, 1996.

Overdue foreign receivables continue to run at high levels with approximately 17 percent of foreign receivables over normal terms. Foreign receivables over normal terms represent eight percent of total receivables of the Company. As stated in prior periods, it is expected that this will improve with the end of many foreign libraries' fiscal years in March as well as continued collection efforts. These efforts will include a series of actions beginning with dunning letters to the libraries' Accounts Payable Office from the Company's Accounts Receivable Clerk accompanied by copies of statements of all of the invoices which are open and outstanding with the particular customer, and copies of particular invoices which are overdue. If no action or acknowledgment of the issues raised is received within 30 days from the date of the original dunning letter, another dunning letter to the libraries' Accounts Payable Office is sent this time from the Company's Controller asking for action and response directly to the Controller. The Controller's telephone number, electronic mail address, and the Company's facsimile number are all included to make communication as quick and easy as possible. The Salesperson and Customer Service Representative for the libraries involved are also notified at this time and requested to provide background on any issues that may effect the libraries' payments. These issues can include problems with items billed on particular invoices, staffing problems at the library, invoicing issues related to the preparation of the invoices by the Company, or issues related to a customs clearance. If no action or acknowledgment of the issues raised is received within another 30 days from the date of the last dunning letter and no extenuating circumstances are raised by either the Salesperson or the Customer Service Representative, another dunning letter to the libraries' Accounts Payable Office is sent this time from the Company's President asking for action and response directly to the President. The President's telephone number, electronic mail address, and the Company's facsimile number are all included to make communication as quick and easy as possible with an additional statement that the President will be contacting the Librarian personally if no response is received or efforts to resolve outstanding issues are not made. Since virtually all of the Company's library customers outside of North America are financed by governmental agencies, payment is usually received after this process has begun. It is anticipated that this process will be successful, but the Company is prepared to take steps not outlined above if particular situations arise that are not resolved. This situation occurred only once in the Company's history when a payment was made by a customer outside of North America, but the check was non-collectable, because the bank on which the check was drawn declared insolvency before the check cleared. The Company sought legal help in the country where the customer was located and the issue was resolved to the Company's satisfaction.

The Company has no plans to change its marketing and sales activities in countries outside of North America, because of this problem. The Company looks at all cost aspects of each of its customers and makes appropriate adjustments in pricing for customers based on the nature of the services and other issues related to servicing each customer. One of the aspects considered in this process is the collectability of accounts receivable.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements, which are based on current expectations, involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, variability in freight costs, price pressures from both suppliers and customers, delays in collecting account receivables (particularly, from foreign customers), trends in the library industry toward non-book materials, cancellation of orders, and the risk factors and assumptions specifically mentioned in this report and those listed from time to time in the Company's SEC reports. The forward-looking statements should be considered in light of risks and uncertainties.

     3. The Financial Data Schedule included herewith as Exhibit 27 amends and restates in its entirety the Financial Data Schedule included as Exhibit 27 to the March 1996 Form 10-Q.

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


EX-27        Financial Data Schedule (filed electronically only)
