Form 10-K/A
period 1995-06-30
BOOK CENTERS INC
filed 1996-08-06
CIK 50326

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                               (Amendment No. 2)

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

The Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995, filed by Book Centers, Inc. (the "Company" or the "Registrant") on September 28, 1995, as amended by Amendment No. 1 to Annual Report on Form 10-K for this Fiscal Year Ended June 30, 1995, filed by the Company on July 15, 1996 (collectively, the "1995 Form 10-K"), is amended as follows:

     1. Item 7 captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

(a)  Results of Operations.
     ---------------------

1995 Compared to 1994
- ---------------------

The Company's sales increased in the fiscal year ended June 30, 1995, in the amount of $1,498,433, from $21,496,122 to $22,994,555, a 6.5 percent increase.
The Company classifies its sales as either sales to customers in North America or sales to customers outside of North America. Sales to customers in North America in the fiscal year ended June 30, 1995, increased by $318,721 from $13,151,297 to $13,470,018, an increase of 2.42 percent. Sales to customers outside of North America in the fiscal year ended June 30, 1995, increased by $1,179,712 from $8,344,825 to $9,524,537, a 14.14 percent increase. During the fiscal year ended June 30, 1995, sales to customers in North America as a percent of overall sales declined from 61.88 percent to 58.58 percent while sales to customers outside of North America increased from 38.82 percent to
41.42 percent. These changes in sales to customers in North America and sales to customers outside of North America as a percent of overall sales were caused by increased sales activity outside of North America. Although the Company does not keep specific data on sales to customers in North America by country, i.e. the United States, Canada, and Mexico, management estimates that 90 percent of these sales are to customers in the United States and 10 percent are to customers in Canada. The Company does not sell to customers in Mexico. Management believes that sales to customers in the United States and Canada increased in equal proportions. Thus, with respect to the increase in sales to customers in North America during the fiscal year ended June 30, 1995, of $318,721, it is estimated that approximately $286,849 was attributable to sales to customers in the United States and $31,872 was attributable to sales to customers in Canada.

Other Sales declined in the fiscal year ended June 30, 1995, by $36,350, a decline of 54.44 percent. Other Sales for the fiscal year ended June 30, 1994, included payments of $29,000 from publishers for cooperative advertising and marketing campaigns that did not recur in the fiscal year ended June 30, 1995, causing most of the change in Other Sales on a year-to-year basis.

These increases in sales are attributable to improvement in the Company's ability to supply books in a timely, accurate, and cost effective manner. As discussed herein, the Company has developed new software that provides to the Company's customers access to the Company's databases and the ability to order, claim, cancel, and query on specific titles ordered or desired by customers. This improvement in a key feature of the Company's service is believed to be deemed beneficial by its customers, thus, providing an additional reason to use the Company's services. Sales to customers outside North America has increased at a higher rate than sales to customers in North America, thus, making sales to customers outside North America a higher percentage of overall sales than in the past.

The Cost of Goods for the period ended June 30, 1995, increased by $1,450 from $17,930,209 in the fiscal year ended June 30, 1994, to $19,380,974 in the fiscal year ended June 30, 1995, or 8.09 percent. This was caused by a 6.5 percent increase in sales, as previously discussed, and the continuing erosion of discounts from publishers and other suppliers. Operating and Administrative Expenses for the period ended June 30, 1995, decreased by $25,895 from $3,443,153 in the fiscal year ending June 30, 1995, to $3,417,258 in the fiscal year ended June 30, 1995, or about 75/100 of one percent. Continuing efforts to improve staff efficiency through training and education, increases in efficiency because of new computer programs that give staff and customers easier and faster access to the Company's databases, and ongoing efforts to negotiate better terms for suppliers and services account for this change. The new computer system gives employees access to a database of more than 1,000,000 bibliographic records. Employees can access this database for order input, order clarification, customer service, and other functions rather than having to either reenter data each time it is used or consult other printed and electronic databases when researching problems. In addition, customers now control access to the Company's proprietary databases containing both bibliographic and customer order information. This access allows functional customer use of the databases for normal library acquisitions functions eliminating the need for Company employee interface when customers use these functions. Interest expense for the fiscal year ended June 30, 1995, increased by $10,579 from $168,998 in the fiscal year ended June 30, 1994, to $179,577 in the fiscal year ended June 30, 1995, or 6.3 percent. This is primarily attributable to an increase in the weighted interest rate from 12.27 percent for the fiscal year ending June 30, 1994, to 14.33 percent for the fiscal year ending June 30, 1995. See Note 4 in the Notes to Financial Statements.

Negative pressures on the Company include increased competition from large competitors, information being produced in electronic formats, increased use of library materials budgets to purchase journals, and budgetary constraints of state-supported educational institutions.

1994 Compared to 1993
- ---------------------

The Company experienced a decline in sales in the fiscal year ended June 30, 1994, of $410,634 from $21,906,122 to $21,496,122, a decline of 1.87 percent.
There were two primary reasons for this overall reduction sales. One was the lower sales to several commercial customers. The other was in 1993 the Company sold about $125,000 worth of an expensive reference work to libraries. There were no comparable sales in 1994. The cost of goods sold declined for the first time, because of efforts to work with major suppliers to get better terms, an ongoing process. The Company classifies its sales as either sales to customers in North America or sales to customers outside of North America. Sales to customers in North America in the fiscal year ended June 30, 1994, decreased by $1,573,400 from $14,725,237 to $13,151,837, a decline of 10.69 percent. Sales to customers outside of North America in the fiscal year ended June 30, 1994, increased by $1,163,306 from $7,181,519 to $8,344,825. During the fiscal year ended June 30, 1994, sales to customers in North America as a percent of overall sales declined from 67.22 percent to 61.88 percent, while sales to customers outside of North America increased from 32.78 percent to
38.82 percent. These changes in sales to customers in and outside of North America as a percent of overall sales were caused by sales to customers in North America declining and by increased sales to customers outside of North America. Although the Company does not keep specific data on sales to customers in North America by country, i.e. the United States, Canada, and Mexico, management estimates that 90 percent of these sales are to customers in the United States and 10 percent are to customers in Canada. The Company does not sell to customers in Mexico. Management believes that sales to customers in the United States and Canada decreased in equal proportions.
Thus, with respect to the decrease in sales to customers in North America during the fiscal year ended June 30, 1994, of $1,573,400, it is estimated that approximately $1,416,060 was attributable to sales to customers in the United States and $141,606 was attributable to sales to customers in Canada.

Other Sales declined in the fiscal year ended June 30, 1994, by $86,559, a decline of 56.45 percent. This was caused because of the gain of approximately $86,000 realized on the sale of Scholarly in the period ending June 30, 1993, with no comparable activity in the period ending June 30, 1994.

The decrease in sales is attributable to the fact that the Company does not presently provide its customers with on-line access to its databases and the ability to perform meaningful actions on that database such as placing, claiming, and canceling orders, and making electronic queries to appropriate Company staff concerning the status of pending orders. Several of the Company's competitors offer this feature and are attracting business away from the Company.

Operating and administrative costs declined $58,734 from $3,501,887 for the fiscal year ended June 30, 1993, to $3,443,153 for the fiscal year ended June 30, 1994, although as a percentage of sales they increased 3/100 of one percent. The Company will continue efforts to improve the productivity of employees and to negotiate better terms with suppliers of goods and services in an effort to reduce operating and administrative costs. The Company introduced new software for its Firm Order operations in June, 1994. Interest expense slightly decreased in the fiscal year ended June 30, 1994, in the amount of $4,380, from $173,378 to $168,998, or 2.53%.

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

(c)  Liquidity and Capital Resources.
     -------------------------------

The Company anticipates that cash flows from operating activities and financing will be sufficient to meet the Company's liquidity need over the next 12 months and thereafter. The Company's cash flows from operating activities during each of the fiscal years ended June 30, 1995, and 1994, have equaled $310,260 and $164,396, respectively, permitting the Company to decrease its bank overdraft in such fiscal years by $522,300 and $284,052, respectively. The Company has continued to reduce its operating and administrative expense, including implementing where necessary cost cutting measures and deferring the payment of planned increases in salaries for management and other employees. In June 1995, the Company terminated its existing line of credit with a lending institution, entered into two new lines of credit with a bank, and used the proceeds from such new lines of credit to pay in full its old line of credit. The new lines of credit are on more favorable terms than the old line of credit. First, the old line of credit, which the Company entered into with a lending institution in June, 1991, permitted the Company to borrow up to $1,250,000. The new lines of credit permit the Company to borrow in the aggregate up to $1,400,000 (subject to certain limitations). Second, the new lines of credit reduced the interest rates the Company pays to its lender. The old line of credit bore interest at the rate of six percent above the prime rate (15 percent, 13.25 percent, and 12 percent at June 30, 1995, 1994, and 1993, respectively). The weighted average interest rate under this line of credit in 1995 and 1994 was
14.33 and 12.27 percent, respectively. One of the new lines of credit, which permits the Company to borrow up to $750,000 and which expires September 1, 1996, bears interest at three and one-half percent above the bank's reference rate (the "Index"). The bank's reference rate equaled nine percent and the interest rate under this line of credit equaled 12.5 percent at June 30, 1995. Borrowings under this line of credit totaled $529,136 at June 30, 1995. The other line of credit, which permits the Company to borrow up to $650,000 and expires June 28, 1996, bears interest at the rate of two and one-half percent above the prime rate. At June 30, 1995, the interest rate under this line of credit equaled 10.75 percent. Borrowings under this line of credit totaled $500,000 at June 30, 1995. The new lines of credit, like the old line of credit, are secured by the Company's accounts receivable, inventory, and equipment, and are guaranteed by the present officers of the Company who are also stockholders. The new lines of credit, also like the old line of credit, are used by the Company primarily for working capital purposes. At June 30, 1995, the Company's bank overdraft totaled $216,421 and its working capital deficit totaled $935,163 (current assets less current liabilities).

The Company does not have any other unused sources of liquid assets. The Company will continue to improve its working capital situation through profitable operations.

The Company did not make any material capital expenditures during the fiscal year ended June 30, 1995.

(d)  General.
     -------

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, requires that, if the estimated fair value of any long lived assets, certain identifiable intangibles, and goodwill related to those long lived assets and identifiable intangibles is determined to be less than the carrying value of such assets, intangibles, and goodwill, then an impairment of those assets, intangibles, and goodwill is required to be reported as a component of income from continuing operations before income tax. Effective July 1, 1996, the Company will adopt SFAS No. 121. The Company does not expect that the adoption of SFAS No. 121 will have any material effect on its financial statements.

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

     2. Item 8 captioned "Financial Statements and Supplementary Data" of Part II of the 1995 Form 10-K is amended in its entirety as follows:

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The financial statements and schedules listed on the Index to Consolidated Financial Statements and Schedules on page F-1 are incorporated herein by reference.

     3. Item 14 captioned "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of Part IV of the 1995 Form 10-K is amended in its entirety as follows (except that Exhibits 10.5 through 10.19 are not being refiled herewith):

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

                                          BOOK CENTERS, INC.


Date:  August 6, 1996                    /s/ Daniel P. Halloran
                                          -------------------------------------
                                          Daniel P. Halloran, President

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


BOOK CENTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
- -------------------------------------------------------------------------------


                                       1995            1994           1993
                                    -----------    -----------    -----------


CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                 $    47,168    $   220,900    $   (91,036)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
    Depreciation and amortization        67,152         78,370         81,186
    Gain on sale of division                -              -          (16,047)
    Loss on disposal of property            -            3,306            -
    Restructuring charges                   -         (200,366)           -
  Change in assets and
    liabilities net of effects of
    sale of division:
    Accounts receivable                (301,911)       221,912        777,944
    Book inventories                    149,280       (338,909)        80,406
    Prepaid expenses and other           28,064         32,924         13,448
    Other assets                            -              -           15,000
    Accounts payable                    (16,418)      (108,127)      (594,402)
    Restructuring reserve                   -              -          (13,118)
    Deferred revenue                    403,963        210,874       (447,875)
    Accrued expenses                    (67,038)        43,512         (9,649)
                                     ----------     ----------     ----------

      Net cash provided by
        (used in) operating
        activities                      310,260        164,396       (204,143)
                                     ----------     ----------     ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES -
  Capital expenditures                  (37,952)        (8,588)       (41,369)
                                     ----------     ----------     ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Bank overdraft                       (522,300)      (284,052)       156,157
  Net increase in notes payable         276,569        164,394        116,641
  Long-term debt:
    Borrowings                              -              -            8,100
    Repayments                          (26,577)       (36,150)       (35,746)
                                     ----------     ----------     ----------

      Net cash provided by
        (used in) financing
        activities                     (272,308)      (155,808)       245,512
                                    -----------    -----------    -----------

NET INCREASE IN CASH                        -              -              -

CASH AT BEGINNING OF YEAR                   -              -              -
                                     ----------     ----------     ----------

CASH AT END OF YEAR                 $       -              -              -
                                     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF
  NONCASH INVESTING ACTIVITIES:
  Book value of assets sold         $       -      $       -      $    32,272
  Liabilities assumed by buyer              -              -           48,319
  Capital expenditures financed
    by long-term debt                       -           73,263            -

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

    The Company has a 401(k) plan for employees who have completed one year of service with a minimum of 1,000 hours and who are at least 21 years of age. Participants may contribute up to 15% of their annual compensation which the Company may match at its discretion. Participants become vested in employer contributions at 20% per year starting in year three. The Company made contributions to the Plan of $28,884, $25,184, and $12,405 for the years ended June 30, 1995, 1994, and 1993, respectively.

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
                                     ==========     ==========     ==========


    The tax effect of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:


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