Form 10-Q/A
period 1996-03-31
BOOK CENTERS INC
filed 1996-08-06
CIK 50326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------

                                   FORM 10-Q
                               (Amendment No. 2)

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

     The Form 10-Q for the Quarter Ended March 31, 1996, filed by Book Centers, Inc. (the "Company" or the "Registrant") on May 15, 1996, as amended by Amendment No. 1 to Form 10-Q for the Quarter Ended March 31, 1996, filed by the Company on July 15, 1996 (collectively, the "March 1996 Form 10-Q"), is hereby amended as follows:

     1. Item 1 captioned "Financial Information" of Part I of the March 1996 Form 10-Q is amended and restated as follows:

                               BOOK CENTERS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  (Unaudited)


                                                       3/31/96        6/30/95
                                                     ----------     ----------


ASSETS

Current assets:

Accounts receivable, net of allowance for
  doubtful accounts of $40,274 and $24,525           $3,775,625     $3,453,628
Book inventories                                      1,317,719      1,083,856
Prepaid expenses                                        266,586        254,381
                                                      ---------      ---------

    Total current assets                              5,359,930      4,791,865

Office furnishings and equipment, at cost
  less accumulated depreciation of
  $255,492 and $650,667                                 175,734        157,370

Other assets                                              2,395          ----
                                                      ---------      ---------
                                                     $5,538,059     $4,959,235
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank overdraft                                      $1,328,600    $  216,421
  Notes payable                                          830,515     1,029,136
  Current portion of long-term debt                       24,757        16,649
  Accounts payable                                     2,385,456     3,073,561
  Deferred revenue                                     1,344,851     1,129,164
  Accrued expenses                                       220,523       262,097
                                                       ---------     ---------

    Total current liabilities                          6,134,702     5,727,028

Long-term debt, less current portion                      55,233        43,201
                                                       ---------     ---------

    Total liabilities                                  6,189,935     5,770,229

Stockholders' equity:

  Common stock, no par value, 50,000,000 shares
    authorized, 636,889 shares issued as of
    June 30, 1995, and 1,125,156 shares issued
    as of March 31, 1996                               1,216,160       688,837
  Paid in capital                                              0       428,988
  Deferred compensation expense                       (   22,222)        ----
  Accumulated deficit                                 (1,845,814)   (1,938,819)
                                                       ---------     ---------

    Total stockholders' deficit                       (  651,876)   (  820,994)
                                                       ---------     ---------

                                                      $5,538,059    $4,949,235
                                                       =========     =========

See notes to consolidated financial statements.


                              BOOK CENTERS, INC.
                               AND SUBSIDIARIES

                        Statement of Stockholders Equity
                 For the Nine Month Period Ended March 31, 1996


                                Common Stock
                           ----------------------   Additional                   Deferred         Total
                            Number                   Paid in     Accumulated   Compensation   Stockholders
                           of Shares     Amount      Capital       Deficit       Expense         Deficit
                           ---------   ----------   ----------   -----------   ------------   ------------
Balances, June 30, 1995      636,889   $  688,837   $ 428,988    $(1,936,819)  $      -       $  (820,994)

Compensation expense in       79,522   $   85,884   $ (78,727)   $    (7,157)  $      -       $      -
  the form of shares
  issued to directors of
  the Company for the
  period January 1,
  1995, through June 30,
  1995

Compensation expense in      161,833   $  174,778   $(160,213)   $      -      $      -       $    14,565
  the form of shares
  issued to directors of
  the Company for the
  period July 1, 1996,
  through March 31, 1996

Unearned compensation        246,912   $  266,661   $(190,048)   $   (54,391)  $  (22,222)    $      -
  expense for the period
  April 1, 1996, through
  December 31, 1996

Net income                      -      $     -      $    -       $   154,553   $     -        $   154,553
                           ---------    ---------    --------     ----------    ---------      ----------

Balances, March 31, 1996  $1,125,158   $1,216,160   $    -       $(1,845,814)  $  (22,222)    $  (651,876)
                           =========    =========    ========     ==========    =========      ==========

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
                                                    =========        =========

Earnings (loss) per share based on weighted
  weighted average number of shares
  outstanding of 808,587):
  Income (loss)                                    $      .06       $      .08
                                                    ---------        ---------

    Net income (loss) per share                    $      .06       $      .08
                                                    =========        =========

See notes to consolidated financial statements.


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                             For the
                                                        Nine Month Periods
                                                         Ended March 31,
                                                   ---------------------------
                                                      1996             1995
                                                   ----------       ----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Operations:
  Net income (loss)                                $  154,553       $  150,987
  Gain on sale of equipment                             ----             ----

  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization                      56,353           49,838
    Shares issued to directors                         14,565            ----

Changes in account balances:

  Accounts receivable                              (  321,997)      (  476,060)
  Book inventories                                 (  233,863)      (  277,112)
  Prepaid expenses and other                       (   14,605)      (   47,567)
  Accounts payable                                 (  688,105)      (  221,260)
  Deferred revenue                                    215,687          578,018
  Accrued expenses                                 (   41,574)      (   52,448)
                                                    ---------        ---------

Net cash provided by (used in)
  operating activities                             (  858,986)      (  295,604)
                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to office furnishings
  and equipment                                    (   74,712)      (   35,057)
Other                                                    ----       (       13)
                                                    ---------        ---------

Net cash used in investing activities              (   74,712)      (   35,070)
                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in bank overdraft                    1,112,179          725,680
  Net increase (decrease) in notes payable
    to commercial factors                          (  198,621)      (  375,169)
  Net (payments) borrowings on long term debt          20,140       (   19,837)
                                                    ---------        ---------

Net cash provided by (used in)
  financing activities                                933,698          330,674
                                                    ---------        ---------

  Net increase (decrease) in cash                           0                0

  Cash, beginning of period                                 0                0

  Cash, end of period                             $         0      $         0
                                                    =========        =========

See notes to consolidated financial statements.


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
                                                   ==========       ==========

Earnings (loss) per share (based on
  weighted average shares outstanding
  of 694,544):
  Income (loss)                                           .22              .24
                                                   ----------       ----------

  Net income (loss) per share                     $       .22      $       .24
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


                                BOOK CENTERS, INC.
                                 AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                                    (Unaudited)

NOTE A: Earnings (loss) per Common Share
- -----------------------------------------

Earnings (loss) per common shares based on the average weighted number of common shares outstanding. The number of shares outstanding at March 31, 1996, was 1,125,156 and at March 31, 1995, was 636,889.

The Company and Mr. Daniel P. Halloran, an executive officer, director, and shareholder, entered into an amendment to his Employment Agreement on May 6, 1996, effective February 29, 1996, by the terms of which the Company issued to him 260,767 shares of common stock, at nine cents per share in payment of compensation in the amount of $23,469 the Company owed and would owe to him under his Employment Agreement. The Company and Mr. Barry E. Fast, an executive officer, director, and shareholder, also entered into an amendment to his Employment Agreement on May 8, 1996, effective February 29, 1996, by the terms of which the Company issued to him 227,500 shares of common stock, at nine cents per share, in payment of compensation in the amount of $20,475 the Company owed and would owe to him under his Employment Agreement. On February 29, 1996, the Company's Board of Directors approved the issuance of these shares in order to pay to Messrs. Halloran and Fast the compensation they had deferred since the beginning of 1995 and would defer through the expiration of the term of their Employment Agreements on December 31, 1996, to permit the Company to pay interest on its line of credit and to finance its operations. The Board of Directors approved the issuance of these shares to them as of February 29, 1996, but subject to the Company's subsequent determination of the amount of compensation they had deferred and would defer under their Employment Agreements through December 31, 1996, and of the number of shares to be issued and subject to the negotiation and execution of written amendments to their Employment Agreements. A copy of the amendments were included with the March 1996 Form 10-Q filed on May 15, 1996 as Exhibits 10.20 and 10.21.

NOTE B: Stockholders' Equity
- ----------------------------

Additional paid-in capital was reduced to zero as a result of the difference between the par value and the market value of the common stock on the date of the issuance of the shares of common stock to Messrs. Halloran and Fast in February 1996. See Note A to Consolidated Financial Statements. Any remaining difference was allocated to accumulated deficit as follows:

Shares issued to directors                     488,384

Multiplied by:

Difference between par value and
market value of common stock
[($1.08 per less $.09 market) = $.99]             $.99
                                              --------

Subtotal                                      $438,988

Less:

Total additional paid-in capital             ($428,988)
                                              --------

Remaining amount allocated to
accumulated deficit                           $54,396


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

                       Management's Discussion and Analysis
                              of Financial Condition
                             and Results of Operations
                       ------------------------------------

Sales in the three months ended March 31, 1996, decreased by $52,621 from $5,974,607 in the three month period ended March 31, 1995, to $5,921,986, or about 88/100 of one percent decrease. The Company classifies its sales as either sales to customers in North America or sales to customers outside of North America. Sales to customers in North America decreased $115,510 in the three month period ending March 31, 1996, from $3,499,925 to $3,384,415, or
3.30 percent and sales to customers outside of North America in the three month period ending March 31, 1996, increased by $224,543 from $2,474,682 to $2,537,571, or 9.07 percent. Although the Company does not keep specific data on sales in North America broken down by country, i.e., the United States, Canada, and Mexico, management estimates that 90 percent of the sales to customers in North America are to customers in the United States and 10 percent are to customers in Canada. The Company does not sell to customers in Mexico. Management believes that sales to customers in the United States and Canada decreased in equal proportions. Thus, with respect to the decrease in sales to customers in North America during the three month period ended March 31, 1996, of $115,510, it is estimated that approximately $103,959 was attributable to sales to customers in the United States and $11,551 was attributable to sales to customers in Canada. During the three month period ending March 31, 1996, sales to customers outside North America slightly declined from 58.58 percent to 57.15 percent. The changes were too small for the Company to draw any conclusions concerning the reasons for the changes. The Cost of Goods in the three months ended March 31, 1996, declined by $72,854 to $4,953,800 in the three month period ending March 31, 1996, from $5,026,654 in the three month period ending March 31, 1995, or a decrease of 1.2 percent. This decrease in Cost of Goods is a result of attempts to improve terms on which the Company purchases its books from its suppliers and the decrease in sales. Operating and Administrative Expenses during the period ending March 31, 1996, increased by $47,239 from $845,282 in the three month period ending March 31, 1995, to $892,521 in the three month period ending March 31, 1996, or 5.59 percent. This is a result of an increased transportation costs for inbound and outbound freight and a charge of $14,565 related to the payment in stock of amounts owed to two employees under existing employment agreements. Interest expense during the period ending March 31, 1996, declined by $20,838 from $50,333 in the three month period ending March 31, 1995, to $29,494 in the three month period ending March 31, 1996, decreased by $6,218 from $52,388 during the three month period ending March 31, 1995, to $46,170 during the three month period ending March 31, 1996, or 15.97 percent. This is attributable to the decrease in interest expense resulting from the new banking arrangement into which the Company entered in June 1995, offset by higher transportation costs and the payment in stock mentioned above. This new banking arrangement benefits the Company in comparison to its previous banking arrangement by lower overall interest rates--prime rate plus six percent in the old arrangement compared to prime rate plus either 2 1/2 percent for amounts secured by non-North American accounts receivable or prime rate plus four percent secured by North American accounts receivable. In addition, the current banking arrangement credits cash deposited with the bank against borrowed amounts after only a holding period of two days compared with a holding period of five days plus transportation time from Portland, Oregon to the previous bank's location in New York City. With the current banking arrangement, there is not transportation time because the bank is located in Portland, Oregon and funds are deposited the day they are received. At April 1, 1996, the Company had available for borrowing under its lines of credit an amount equal to $419,485.

Sales in the nine month period ending March 31, 1996, increased by $305,749 from $17,247,205 in the nine month period ending March 31, 1995, to $17,552,954, or 1.77 percent. The Cost of Goods in the nine month period ending March 31, 1996, increased by $304,639 from $14,433,214 during the nine month period ending March 31, 1995, to $14,737,853 during the nine month period ending March 31, 1996, or 2.11 percent. Most of the change in Cost of Goods can be explained by increased sales. There was a slight decrease in discounts from suppliers of books and increase in discounts to customers that account for the 28/100 of one percent increase in Cost of Goods from the nine month period ending March 31, 1995, to March 31, 1996. Operating and Administrative costs increased by $50,573 from $2,530,393 in the nine month period ending March 31, 1995, to $2,580,966 in the nine month period ending March 31, 1996, or two percent. Most of this change can be attributed to higher transportation costs both for freight arriving from publishers, suppliers, and distributors, and outbound freight to customers. Interest expense decreased during the nine month period ending March 31, 1996, from $132,611 in the nine month period ending March 31,1995, to $65,017, or 50.97 percent. The discussion concerning the changes in the Company's banking arrangement that affect the Company's interest expenses also applies to the nine month period ending March 31, 1996. Net income increased during the nine month period ending March 31, 1996, by $3,566 from $150,987 during the nine month period ending March 31, 1995, to $154,553 during the nine month period ending March 31, 1996, or 2.36 percent. This increase is attributable to the factors discussed above including increases in sales, Cost of Goods, Operating and Administrative costs, and a decrease in interest expense.

Net cash used in operating activities was $859,000 for the nine month period ended March 31, 1996. Approximately $688,000 and $234,000 of this amount related to a decrease in accounts payables and an increase in book inventories, respectively, while $322,000 related to an increase in the Company's receivables offset by a $216,000 increase in deferred revenues and net income of $154,553. Net cash used in investing activities consisted of approximately $75,000 for additions to office furnishings and equipment. Net cash provided by financing activities was approximately $934,000 due mainly to an increase in the bank overdraft of $1,112,000 offset by a decrease of $20,000 in payments on long term debt. The net change in cash was zero due to the fact that the Company had a bank overdraft at the end of the period. At March 31, 1996, the Company's bank overdraft equaled $1,328,600 and its working capital deficit equaled $774,772 (current assets less current liabilities).

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

     3. The Financial Data Schedule included herewith as Exhibit 27 amends and restates in its entirety the Financial Data Schedule included as Exhibit 27 to the March 1996 Form 10-Q filed on July 15, 1996.

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
